Form 10QSB
period 1997-09-30
FIRST SECURITYFED FINANCIAL INC
filed 1997-11-14
CIK 1042534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




                                   FORM 10-QSB
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          September 30, 1997

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from_______________to________________

Commission file number   00-23063
                         --------

                       First SecurityFed Financial, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

               Delaware                                        36-4177515
-----------------------------------------                 ----------------------
    (State or Other Jurisdiction of                           (IRS Employer
    Incorporation or Organization)                         Identification No.)

            Chicago, Illinois                                    60622
-----------------------------------------                 ----------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                  773/772-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X    NO
                                    ---     ----
Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

                Class                         Outstanding at September 30, 1997
---------------------------------------       ----------------------------------
     Common Stock, par value $0.01            1 share

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS







                                      INDEX



Part I.  Financial Information

     Item 1.    Financial Statements
         Condensed Consolidated Statements of Financial Condition  as of
           September  30, 1997 and December 31, 1996.......................................    3

         Condensed Consolidated Statements of Income for the three and nine months
           ended September 30, 1997 and 1996...............................................    4

         Condensed Consolidated Statements of Changes in Equity for the
           nine months ended September 30, 1997 and 1996...................................    5

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1997 and 1996........................................    6

         Notes to the Condensed Consolidated Financial Statements as of
           September 30, 1997..............................................................    8

     Item 2.    Management's Discussion and Analysis of the Financial Condition
       and Results of Operation............................................................    9


Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K.............................................   13

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                               September 30,       December 31,
                                                                                   1997                1996
                                                                            -----------------   ----------------
ASSETS
Cash and due from banks                                                     $          5,135    $         5,800
Federal funds sold                                                                       450              1,500
                                                                            -----------------   ----------------
     Total cash and cash equivalents                                                   5,585              7,300
Time deposits in other financial
  institutions                                                                           200                200
Securities available-for-sale                                                         22,486             28,724
Securities held-to-maturity (fair value of
 $52,384 in 1997 and $49,881 in 1996)                                                 51,816             49,888
Loans, net of allowance for loan losses                                              178,724            163,348
Federal Home Loan Bank stock                                                           1,852              1,673
Premises and equipment, net                                                            3,757              3,923
Accrued interest receivable                                                            1,985              1,764
Intangible assets                                                                        306                352
Other assets                                                                             621                943
                                                                            -----------------   ----------------
     Total assets                                                           $        267,332    $       258,115
                                                                            =================   ================
LIABILITIES AND EQUITY
Liabilities
     Deposits                                                               $        221,750    $       219,505
     Advances from borrowers for taxes and
       insurance                                                                       1,138              2,118
     Advances from Federal Home Loan Bank                                             12,000              4,000
     Accrued interest payable and other liabilities                                      993              3,231
                                                                            -----------------   ----------------
         Total liabilities                                                           235,881            228,854

Equity
     Retained earnings, substantially restricted                                      31,594             29,465
     Net unrealized loss on available-for-sale
       securities, net of income taxes                                                  (143)              (204)
                                                                            -----------------   ----------------
     Total equity                                                                     31,451             29,261
                                                                            -----------------   ----------------

     Total liabilities and equity                                           $        267,332    $       258,115
                                                                            =================   ================

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                         Nine months ended                    Three months ended
                                                            September 30,                        September 30,
                                                        1997            1996                  1997            1996
                                                        ----            ----                  ----            ----
Interest income
    Loans                                       $      10,637   $      9,636         $       3,676   $        3,294
    Securities                                          1,381          1,454                   485              471
    Mortgage-backed securities                          2,483          2,805                   787              927
    Other interest-earning assets                         225            252                    70               56
                                                -------------   ------------         -------------   --------------
       Total interest income                           14,726         14,147                 5,018            4,748

Interest expense
    Deposits                                            7,139          6,949                 2,433            2,310
    FHLB advances                                         335            122                   152               40
                                                -------------   ------------         -------------   --------------
       Total interest expense                           7,474          7,071                 2,585            2,350

Net interest income                                     7,252          7,075                 2,433            2,398

Provision for loan losses                                 677            145                    62               62
                                                -------------   ------------         -------------   --------------
Net interest income after
  provision for loan losses                             6,575          6,930                 2,371            2,336

Noninterest income
    Net gain on sale of securities                         19              -                    19                -
    Other income                                          456            464                   161              170
                                                -------------   ------------         -------------   --------------
       Total noninterest income                           475            464                   180              170

Noninterest expense
    Compensation and benefits                           1,752          1,710                   545              535
    Occupancy and equipment expense                       510            482                   176              165
    Data Processing                                       216            201                    75               73
    Federal deposit insurance premiums                    130          1,712                    52            1,438
    Other operating expenses                            1,023            690                   302              207
                                                -------------   ------------         -------------   --------------
       Total noninterest expense                        3,631          4,795                 1,150            2,418
                                                -------------   ------------         -------------   --------------

Income before income tax provision                      3,419          2,600                 1,401               88

Provision (benefit) for income taxes                    1,290            925                   540              (21)
                                                -------------   ------------         -------------   --------------

Net income                                      $       2,129   $      1,675         $         861   $          109
                                                =============   ============         =============   ==============

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                CHANGES IN EQUITY
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                      Net Unrealized
                                                 Retained                 Loss on
                                                 Earnings,              Securities
                                               Substantially             Available                   Total
                                                Restricted               for-Sale                   Equity
                                                ----------               --------                   ------
Balance at January 1, 1996                  $     29,013             $          25             $      29,038

Net income                                         1,676                         -                     1,676

Change in net unrealized loss
  on securities available-for-
  sale net of tax                                      -                      (416)                     (416)
                                            ------------             -------------             -------------

Balance at September 30, 1996               $     30,689             $        (391)            $      30,298
                                            ============             =============             =============
Balance at December 31, 1996                $     29,465             $        (204)            $      29,261

Net income                                         2,129                         -                     2,129

Change in net unrealized loss
  on securities available-for-
  sale net of tax                                      -                        61                        61
                                            ------------             -------------             -------------

Balance at September 30, 1997               $     31,594             $        (143)            $      31,451
                                            ============             =============             =============


                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                     Nine months ended
                                                                                       September 30,
                                                                             1997                      1996
                                                                             ----                      ----
Cash flows from operating activities
    Net income                                                       $       2,129             $       1,676
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation and amortization                                           268                       219
       Amortization of discounts and premiums
         on securities                                                         111
       Provision for loan losses                                               677                       145
       Net gain on sales of
          securities available-for-sale                                        (19)                        -
       Net loss on sale of real estate owned                                     -                        15
       Change in
          Deferred loan origination fees                                        20                       (61)
          Accrued interest receivable and other assets                          62                      (648)
          Other liabilities and deferred income taxes                       (2,238)                      697
                                                                     --------------            --------------
              Net cash provided by operating activities                      1,010                     2,043

Cash flows from investing activities
    Purchase of securities available-for-sale                                  (15)                   (2,989)
    Purchase of securities held-to-maturity                                 (8,649)                  (18,470)
    Purchase of Federal Home Loan Bank Stock                                  (179)                     (120)
    Proceeds from sales of securities available-
       for-sale                                                              2,638                         -
    Proceeds from repayment of securities                                    6,344                     6,083
    Proceeds from calls and maturities of securities                         4,000                    11,891
    Net change in loans                                                    (16,096)                  (13,238)
    Capital expenditures, net                                                  (38)                     (168)
    Proceeds from sale of real estate owned                                      -                       162
                                                                     --------------            --------------
      Net cash used in investing activities                                (11,995)                  (16,849)

Cash flows from financing activities
    Net increase (decrease) in deposits                                      2,250                     5,364
    Net borrowings from FHLB                                                 8,000                    (6,000)
    Net decrease in advances from
      borrowers for insurance and taxes                                       (980)                     (645)
                                                                     --------------            --------------
       Net cash provided by (used in) financing activities                   9,270                    (1,281)
                                                                     --------------            --------------

Decrease in cash and cash equivalents                                       (1,715)                  (16,087)

Cash and cash equivalents at beginning of period                             7,300                    19,173
                                                                     --------------            --------------

Cash and cash equivalents at end of period                           $       5,585             $       3,086
                                                                     ==============            ==============

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


Supplemental disclosures of cash flow information
Cash paid during the period for
     Interest                                                            $     7,508               $     7,143
     Income taxes                                                              1,491                     1,464

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation
First SecurityFed Financial, Inc. (the Company) is a Delaware corporation organized in July 1997 by First Security Federal Savings Bank (the Bank) in connection with the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. For purposes of the Form 10-Q the financial statements of the Company have been omitted because as of September 30, 1997, the Company had not yet issued any stock, had no assets (other than subscription proceeds) and no liabilities, and had not yet conducted any business other than of an organizational nature. Alternatively, the unaudited financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank as a predecessor entity to the Company. No proforma effect has been given to the sale of the Company's common stock in the Conversion.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First Security Federal Savings Bank as of September 30, 1997 and 1996, and the results of its operations and cash flows for the three and nine-month periods then ended.

NOTE 2 - CONVERSION
On October 31, 1997, First Security Federal Savings Bank ("Bank") converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its common stock to First SecurityFed Financial, Inc. ("Company") and at the same time the Company issued 6,408,000 shares of common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certain members of the general public, all pursuant to a plan of conversion ("Conversion").

The ESOP purchased 512,640 shares of common stock representing 8% of the total issued shares. The ESOP borrowed $5,126,400 from the Company to purchase the stock using the stock as collateral for the loan. The loan is to be repaid principally from the Bank's contributions to the ESOP over a period of up to 20 years.

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - CAPITAL REQUIREMENTS
Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a summary of the Bank's regulatory capital at September 30, 1997.

                                                Tangible        Core        Risk based
                                                 Capital       Capital        Capital
                                                 -------       -------        -------
                                                           (In thousands)

       Regulatory capital                      $   30,966    $   30,966    $   32,623

       Minimum capital requirement                  4,008         8,016        10,608
                                               ----------    ----------    ----------

       Excess regulatory capital over
         minimum requirement                   $   26,958    $   22,950    $   22,015
                                               ==========    ==========    ==========

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 1997 and December 31, 1996

Total assets increased $9.2 million to $267.3 million at September 30, 1997 from $258.1 million at December 31, 1996. The increase was primarily a result of an increase of $15.4 million in loans receivable funded from an increase in deposits, an $8.0 million increase in advances from the Federal Home Loan Bank
(FHLB), and a decrease in securities.

The Bank's net loans receivable increased by $15.4 million from $163.3 million at December 31, 1996 to $178.7 million at September 30, 1997 as a result of continued increased market demand and increased marketing efforts.

Securities available-for-sale decreased by $6.2 million from $28.7 million at December 31, 1996 to $22.5 million at September 30, 1997. This was partially offset by an increase in securities held-to-maturity of $1.9 million from $49.9 million at December 31, 1996 to $51.8 at September 30, 1997. The overall decrease in securities was a result of shifting funds into higher yielding loans as loan demand continued to increase.

Total liabilities at September 30, 1997 were $235.9 million compared to $228.9 million at December 31, 1996, an increase of $7.0 million. Deposits increased $2.2 million and FHLB advances increased $8.0 million. The Bank increased FHLB advances in order to fund loan growth and maintain liquidity in the securities portfolio. Other liabilities decreased by $2.2 million as a result of payment of an accrued charitable contribution to The Heritage Foundation of First Security Federal Savings Bank, Inc. (the Foundation).

Equity at September 30, 1997 was $31.5 million compared to $29.3 million at December 31, 1996, an increase of $2.2 million, or 7.5%, due primarily to net earnings of $2.1 million and a decrease in the unrealized loss on securities available-for-sale of $61,000.

Comparison of Operating Results for the Nine Months Ended September 30, 1997 and September 30, 1996

General
Net earnings for the nine months ended September 30, 1997 were $2.1 million, an increase of $453,000, or 27.1%, from net earnings of $1.7 million for the nine months ended September 30, 1996. The increase was primarily a result of a special SAIF assessment of $1.3 million in September 1996.

Interest Income
Interest income for the nine months ended September 30, 1997 was $14.7 million compared to $14.1 million for the nine months ended September 30, 1996, an increase of $579,000 or 3.9%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable.

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Interest Expense
Interest expense for the nine months ended September 30, 1997 was $7.5 million compared to $7.1 million for the nine months ended September 30, 1996, an increase of $403,000, or 5.7%. The increase of interest expense was primarily due to the increase in the average balance of interest-bearing liabilities for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in the average balance was primarily a result of increased borrowings from the FHLB.

Provision for Loan Losses
The Bank's provision for loan losses was $677,000 for the nine months ended September 30, 1997 compared to $145,000 for the nine months ended September 30, 1996. The increase wasy primarily due to various loans to The Bennett Funding Group, Inc. and to growth in the loan portfolio. At September 30, 1997, the Bank's allowance for loan losses totaled $1.8 million, or .97% of total loans. The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, such as adverse economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Classified assets at September 30, 1997 totaled $2.1 million compared to $3.4 million at September 30, 1996. Non-accruing loans totaled $9,000 at both September 30, 1997 and 1996.

Noninterest Income
Noninterest income for the nine months ended September 30, 1997 was $475,000 compared to $464,000 for the nine months ended September 30, 1996. The increase was primarily due to a net gain of $19,000 on sales of securities in 1997.

Noninterest Expense
Noninterest expense was $3.6 million for the nine months ended September 30, 1997 compared to $4.8 million for the nine months ended September 30, 1996, a decrease of $1.2 million. The decrease was primarily a result of a $1.3 million special SAIF assessment in September 1996.

Income Taxes
Income taxes were $1.3 million for the nine months ended September 30, 1997 compared to $925,000 for the nine months ended September 30, 1996, an increase of $365,000. The increase was primarily a result of a $818,000 increase in pretax earnings.

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Comparison of Operating Results for the Three Months Ended September 30, 1997 and September 30, 1996

General
Net earnings for the three months ended September 30, 1997 were $861,000, an increase of $752,000 from net earnings of $109,000 for the three months ended September 30, 1996. The increase was primarily a result of a special SAIF assessment of $1.3 million ($792,000 net of tax) in September 1996.

Interest Income
Interest income for the three months ended September 30, 1997 was $5.0 million compared to $4.7 million for the three months ended September 30, 1996, an increase of $270,000 or 5.7%. The increase in interest income was the result of an increase in the average balance of interest-earning assets primarily due to an increase in the average balance of loans receivable.

Interest Expense
Interest expense for the three months ended September 30, 1997 was $2.6 million compared to $2.4 million for the three months ended September 30, 1996, an increase of $235,000, or 10.0%. The increase of interest expense was primarily due to the increase in the average balance of interest-bearing liabilities for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase in the average balance was primarily a result of increased borrowings from the FHLB used to fund loan growth.

Provision for Loan Losses
The Bank's provision for loan losses was $62,000 for the three months ended September 30, 1997 and 1996. The amount of the provision and allowance for estimated losses on loans is influenced by various factors as previously discussed.

Noninterest Income
Noninterest income for the three months ended September 30, 1997 was $180,000 compared to $170,000 for the three months ended September 30, 1996. The increase was primarily due to a net gain of $19,000 on sales of securities in 1997.

Noninterest Expense
Noninterest expense was $1.2 million for the three months ended September 30, 1997 compared to $2.4 million for the three months ended September 30, 1996, a decrease of $1.2 million. The decrease was primarily a result of a $1.3 million special SAIF assessment in September 1996.

Income Taxes
Income taxes were $540,000 for the three months ended September 30, 1997 compared to a tax benefit of $21,000 for the three months ended September 30, 1996, an increase of $561,000. The increase was primarily a result of a $1.3 million increase in pretax earnings.

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Impact of New Accounting Standards
In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provision have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Bank.

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS include no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects Statement 128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.

Safe Harbor Statement
This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposed of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Bank and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative / regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS
          MANAGEMENT'S DSICUSSION AND ANAYLISIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


the Bank's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Bank's financial results, is included in the Bank's filings with the Securities and Exchange Commission.

                       FIRST SECURITY FEDERAL SAVINGS BANK
                                CHICAGO, ILLINOIS






 Part II   Other Information

 Item 6.   Exhibits and Reports on Form 8-K.

      a.   Exhibits - Exhibit 27 - Financial Data Schedule
      b.   Reports on Form 8-K - none


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST SECURITYFED FINANCIAL, INC
                                    (Registrant)



                                    By: /s/Julian E. Kulas
                                    ---------------------------------------
                                    Julian E. Kulas
                                    Principal Executive Officer
                                    November 14, 1997



                                    By: /s/Harry Kucewicz
                                    --------------------------------------
                                    Harry Kucewicz
                                    Chief Financial and Accounting Officer
                                    November 14,1997