Form 10-K
period 1997-12-31
FIRST SECURITYFED FINANCIAL INC
filed 1998-03-31
CIK 1042534

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ________________ to ________________
     Commission File Number 0-23063

                       FIRST SECURITYFED FINANCIAL, INC.
            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                  36-4177515
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

936 North Western Avenue, Chicago, Illinois              60622
 (Address of Principal Executive Offices)               Zip Code

      Registrant's telephone number, including area code: (773) 772-4500

                         -------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 1997, the Registrant had 6,408,000 shares of Common Stock issued and outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 1997 was $88.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1997.

     PART III of Form 10-K - Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997.

                                     PART I


Item 1.  Business

General

     First SecurityFed Financial, Inc. ("First SecurityFed" or the "Company"), is a Delaware corporation that was formed in 1997 by First Security Federal Savings Bank ("First Security" or the "Bank") for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding capital stock of First Security. Unless the context otherwise requires, all references herein to the Company include the Company and the Bank on a consolidated basis.

     As a community-oriented financial institution, First Security seeks to serve the financial needs of communities in its market area. First Security's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate, consumer and other loans in its market area. The Bank also invests in mortgage-backed and other securities and other permissible investments.

     The Bank offers a variety of accounts having a range of interest rates and terms. The Bank's deposits include passbook and NOW accounts, money market accounts and certificate accounts with terms of three months to five years. The Bank solicits deposits only in its primary market area and does not accept brokered deposits.

Market Area

     The Bank's main office is located in Chicago, Illinois and its branch offices are located in Chicago, Illinois, Philadelphia, Pennsylvania and Rolling Meadows, Illinois.

     The Bank's Western Avenue office is located on the near northwest side of Chicago in the "Ukrainian Village" community, a middle-income community where the Bank has focused its operations since 1964. This community is located approximately two and one half miles to the northwest of downtown Chicago and approximately three miles west of Lake Michigan. The majority of the community's many businesses are small and local companies. Residences within the community consist primarily of two- to four-family flats and single family homes although there are also mid-size apartment buildings. Real estate values within this community have risen sharply over the last ten years as "gentrification" has begun to occur as a result of the community's proximity to downtown Chicago.

     The Bank's Milwaukee Avenue office was opened in 1993 and is located in the "Norwood Park" neighborhood of Chicago. This community is a stable middle income area which also has many residents of Eastern European descent. Residences within the community consist primarily of single family homes as well as two and three flats and small apartment buildings. This area is located approximately eight miles northwest of downtown Chicago.

     The Bank's Philadelphia branch was acquired in 1994 through a purchase from the Resolution Trust Corporation. The branch is located in a moderate income neighborhood of Philadelphia known as "Rhawnhurst." The community is the home to many persons of Eastern European heritage, including new immigrants. Residences within the community consist primarily of single family row houses and, to a lesser extent, small apartment buildings.

     The Bank's suburban Chicago branch was opened in 1977 and is located in Rolling Meadows, Illinois, an upper middle class community located to the northwest of Chicago, near the western border of Palatine, Illinois. Over the last 20 years, Rolling Meadows has experienced significant population and commercial growth. However, as a result of competition, the branch's deposit and loan growth has been modest.

Lending Activities

     General. The principal lending activity of the Bank is originating for its portfolio fixed and, to a much lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. First Security also originates multi-family and commercial real estate, consumer and other loans in its market area. At December 31, 1997, the Bank's loans receivable, net totaled $186.3 million. See "- Originations of Loans."

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.



                                                                                                      December 31,
                                   --------------------------------------------------------------------------------------
                                                1997                        1996                         1995
                                   ---------------------------  ---------------------------  ----------------------------
                                       Amount       Percent        Amount        Percent        Amount        Percent
                                   -------------  ------------  ------------- -------------  ------------- --------------
Real Estate Loans:
One- to four-family..............    $154,819         81.66%      $134,971        81.14%       $117,379        79.83%
Multi-family.....................      10,999          5.80          9,374         5.63           7,926         5.39
Commercial.......................       9,308          4.91          7,647         4.60           7,865         5.35
Mixed use(1).....................       7,927          4.18          8,004         4.81           7,262         4.94
Construction or development......          --            --             --           --              --           --
                                     --------        ------       --------      -------        --------       ------
  Total real estate loans........     183,053         96.55        159,996        96.18         140,432        95.51

Consumer loans:
Share loans......................       1,421          0.75          1,174         0.71           1,570         1.07
Automobile.......................          47          0.01             74         0.04             110         0.07
Home equity......................       4,602          2.43          3,431         2.06           3,684         2.51
Home improvement.................           7          0.01             12         0.01              29         0.02
Other............................         387          0.21            395         0.24             445         0.30
                                     --------        ------       --------      -------        --------       ------
   Total consumer loans..........       6,464          3.41          5,086         3.06           5,838         3.97
Loans secured by leases..........          81          0.04          1,272         0.76             759         0.52
                                     --------        ------       --------      -------        --------       ------
  Total loans....................     189,598        100.00%       166,354       100.00%        147,029       100.00%
                                                     ======                      ======                       ======
Less:
Loans in process.................          --                           --                           --
Deferred fees and discounts......       1,511                        1,486                        1,578
Allowance for losses.............       1,828                        1,520                          885
                                     --------                     --------                     --------
  Total loans receivable, net....    $186,259                     $163,348                     $144,566
                                     ========                     ========                     ========

                                 ----------------------------------------------------------
                                              1994                           1993
                                 ------------------------------  --------------------------
                                    Amount         Percent          Amount         Percent
                                 -------------- ---------------  -------------- -----------
Real Estate Loans:
One- to four-family..............  $110,280         79.53%        $ 84,401          77.89%
Multi-family.....................     7,731          5.58            7,632           7.04
Commercial.......................     6,911          4.98            4,973           4.59
Mixed use(1).....................     7,433          5.36            5,847           5.40
Construction or development......        --            --              185           0.17
                                   --------        ------         --------         ------
  Total real estate loans........   132,355         95.45          103,038          95.09

Consumer loans:
Share loans......................     1,328          0.96            1,525           1.41
Automobile.......................       141          0.10              150           0.14
Home equity......................     3,870          2.79            3,105           2.87
Home improvement.................        69          0.05               78           0.07
Other............................       452          0.33              459           0.42
                                   --------        ------         --------         ------
   Total consumer loans..........     5,860          4.23            5,317           4.91
Loans secured by leases..........       448          0.32               --             --
                                   --------        ------         --------         ------
  Total loans....................   138,663        100.00%         108,355         100.00%
                                                   ======                          ======
Less:
Loans in process.................        --                             6
Deferred fees and discounts......     1,664                         1,795
Allowance for losses.............       792                           608
                                   --------                      --------
  Total loans receivable, net....  $136,207                      $105,946
                                   ========                      ========
-----------
(1) Mixed use refers to real estate on which the borrower both resides and conducts a business.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                                      December 31,
                                   ----------------------------------------------------------------------------------------
                                                1997                        1996                         1995
                                   ---------------------------  ---------------------------  ------------------------------
                                       Amount       Percent        Amount        Percent         Amount        Percent
                                   ------------- -------------  ------------- -------------  -------------- ---------------
                                                                                                (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
 One- to four-family................  $143,882       75.89%       $118,308        71.12%       $101,015        68.70%
  Multi-family......................    10,999        5.80           9,169         5.51           7,719         5.25
  Commercial........................     7,649        4.04           6,545         3.94           7,370         5.01
  Mixed use.........................     7,446        3.93           7,424         4.46           6,666         4.53
  Construction or development.......        --          --              --           --              --           --
                                      --------      ------        --------       ------        --------       ------
  Total real estate loans...........   169,976       89.66         141,446        85.03         122,770        83.49
Consumer............................     1,862        0.98           1,655         1.00           2,154         1.46
Loans secured by leases.............        81        0.04           1,272         0.76             759         0.52
                                      --------      ------        --------       ------        --------       ------
  Total fixed-rate loans............   171,919       90.68         144,373        86.79         125,683        85.47

Adjustable-Rate Loans
Real estate:
  One-to-four-family................    10,937        5.77          16,663        10.02          16,364        11.13
  Multi-family......................        --          --             205         0.12             207         0.14
  Commercial........................     1,659        0.87           1,102         0.66             495         0.34
  Mixed use.........................       481        0.25             580         0.35             596         0.41
Consumer............................     4,602        2.43           3,431         2.06           3,684         2.51
                                      --------      ------        --------       ------
  Total adjustable-rate loans.......    17,679        9.32          21,981        13.21          21,346        14.53
                                      --------      ------        --------       ------       ---------       ------
  Total loans.......................   189,598      100.00%        166,354       100.00%        147,029       100.00%
                                                    ======                       ======                       ======
Less:
Loans in process....................        --                          --                          --
Deferred fees and discounts.........     1,511                       1,486                       1,578
Allowance for losses................     1,828                       1,520                         885
                                      --------                    --------                    --------
  Total loans receivable, net.......  $186,259                    $163,348                    $144,566
                                      ========                    ========                    ========

                                        --------------------------------------------------------
                                                 1994                           1993
                                        ---------------------------  ---------------------------
                                         Amount         Percent          Amount         Percent
                                        ------------ --------------  --------------- -----------
Fixed-Rate Loans:
Real estate:
  One- to four-family...............     93,139          67.17%        $ 76,852          70.93%
  Multi-family......................      7,522           5.43            7,421           6.85
  Commercial........................      6,628           4.78            4,973           4.59
  Mixed use.........................      6,790           4.90            5,483           5.06
  Construction or development.......         --             --              185           0.17
                                       --------         ------         --------         ------
  Total real estate loans...........    114,079          82.28           94,914          87.60
Consumer............................      1,990           1.44            2,212           2.04
Loans secured by leases.............        448           0.32               --             --
                                       --------         ------         --------         ------
  Total fixed-rate loans............    116,517          84.04           97,126          89.64

Adjustable-Rate Loans
Real estate:
  One-to-four-family................     17,141          12.36            7,549           6.96
  Multi-family......................        209           0.15              211           0.19
  Commercial........................        283           0.20               --             --
  Mixed use.........................        643           0.46              364           0.34
Consumer............................      3,870           2.79            3,105           2.87

  Total adjustable-rate loans.......     22,146          15.96           11,229          10.36
                                       --------         ------         --------         ------
  Total loans.......................    138,663         100.00%         108,355         100.00%
                                                        ======                          ======
Less:
Loans in process....................         --                               6
Deferred fees and discounts.........      1,664                           1,795
Allowance for losses................        792                             608
                                       --------                        --------
  Total loans receivable, net.......   $136,207                        $105,946
                                       ========                        ========

                                       4

     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final payment is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                            Real Estate
                          -------------------------------------------------
                                                        Multi-family and
                                                         Commercial Real
                            One- to four-family              Estate               Consumer and Leases              Total
                          -----------------------   -------------------------   -----------------------   -------------------------
                                        Weighted                   Weighted                   Weighted                   Weighted
                                        Average                    Average                    Average                    Average
                            Amount        Rate        Amount         Rate         Amount        Rate        Amount         Rate
                          ----------   ----------   ----------   ------------   ----------   ----------   ----------   ------------
                                                                 (Dollars in Thousands)
      Due During
     Years Ending
     December 31,
-----------------------
1998...................   $    807       8.81%       $ 2,324         9.85%       $   534       10.24%     $  3,665         9.68%
1999...................      1,237       7.93          4,392         9.52            274        6.34         5,903         9.04
2000 to 2002...........     19,963       7.82         12,204         9.16          5,531        8.63        37,698         8.37
2003 to 2007...........     16,253       8.10          2,173         9.74            135        6.71        18,561         8.28
2008 to 2022...........     47,701       7.97          4,432         9.03             71        7.15        52,204         8.06
2023 and following.....     68,858       7.86          2,709         8.19             --          --        71,567         7.87
                          --------                   -------                     -------                  --------
   Total...............   $154,819       7.92        $28,234         9.20%       $ 6,545        8.61%     $189,598         8.13%
                          ========                   =======                     =======                  ========

     The total amount of loans due after December 31, 1997 which have predetermined interest rates is $168.2 million while the total amount of loans due after such date which have floating or adjustable rates is $17.7 million.

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1997, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $9.3 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1997, the largest dollar amount outstanding or committed to be lent to one borrower or, group of related borrowers, related to one residential loan and one commercial real estate loan totaling $1.1 million secured by the borrower's residence (in a suburb of Chicago) and one commercial property (a restaurant) located in Chicago, Illinois. At December 31, 1997, these loans were performing in accordance with their terms. As of the same date, there were no other lending relationships with carrying values in excess of $1.0 million.

     All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations. All mortgage loans currently originated by First Security are approved by the loan committee, currently comprised of Directors Babyk, Dobrowolsky and Gawryk and Vice President Korb, and ratified by the full Board of Directors.

     The Bank requires title insurance or other evidence of title on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

     One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Bank focused its residential lending activities on fixed rate loans with terms up to 30 years. In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to offer 15 year and 10 year fixed rate loans as well as ARMs (although, as a result of customer preference, the Bank's ARM loan volume has been limited). Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area. All mortgage loans currently originated by the Bank are retained and serviced by it.

     The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers fixed rate balloon products with a 30 year amortization schedule which are due in five or seven years and which, under certain circumstances, may be extended for an additional term of up to five or seven years, as applicable. As of December 31, 1997, the Bank had $23.2 million of fixed rate loans with original terms of 10 years or less (most of which were five or seven year balloon loans), $49.7 million of fixed rate loans with original terms of 10-15 years and $71.0 million of fixed rate loans with original terms of more than 15 years. See "- Originations of Loans."

     The Bank also originates fixed rate home equity loans with terms of up to ten years. These loans are written so that the total balance does not exceed the lesser of $35,000 or 75% of the appraised value of the security property when combined with the balance of the first mortgage lien. At December 31, 1997, the Bank had $953,000 of home equity loans, all of which are classified in the tabular data as one- to four-family residential loans.

     The Bank also offers ARMs which carry interest rates which adjust at a margin (generally 250 basis points) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for a cap on annual interest rate changes of 200 basis points and a lifetime cap generally of 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100-150 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. At December 31, 1997, one- to four-family ARMs totaled $10.9 million or 5.8% of the Bank's total loan portfolio. ARM volume declined significantly during 1997 as a result of refinance activity in a decreasing interest rate environment.

     First Security will generally lend up to 90% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans; provided, however, that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to not more than 80% of the sales price or appraised value, as applicable. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Non-owner occupied one- to four-family loans may pose a greater risk to the Bank than traditional owner occupied one- to four-family loans. In underwriting one- to four-family residential real estate loans, the Bank currently evaluates the borrower's ability to make principal, interest and escrow payments, the borrower's credit history, the value of the property that will secure the loan and debt to income ratios.

     Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. The Bank's underwriting practices do not comply in every way with those required by most purchasers in the secondary market. For instance, the Bank, on occasion, will lend to borrowers that have income/debt service ratios below that required by many secondary market purchasers. In that event, the Bank will require that the borrower have other attributes which justify approving a loan, such as a favorable repayment record with the Bank on previous lending relationships, favorable cash flow, a low loan to value ratio or other assets which can be used as additional collateral. The Bank has found that non-compliance with secondary market standards at the time of origination does not in and of itself cause credit problems since the Bank has engaged in this type of lending for many years and its overall delinquency experience on these loans has been satisfactory to date. In addition, these loans, once seasoned, generally are saleable on the secondary market. Furthermore, the Bank has found that these policies and procedures help the Bank maintain and improve its customer relations, which is critical in the communities the Bank serves.

     While the Bank seeks to originate most of its one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum (currently $227,150), the Bank does make one- to four-family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

     The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank from time to time originates permanent multi-family and commercial real estate loans secured by properties in its primary market area. At December 31, 1997, the Bank had multi-family loans totaling $11.0 million, or 5.8% of the Bank's total loan portfolio, and $17.2 million in commercial real estate loans, representing 9.1% of the total loan portfolio.

     The Bank's multi-family loan portfolio consists primarily of loans secured by nine or fewer units. The Bank's commercial real estate loans are primarily secured by retail stores, small office buildings, store/apartment complexes, taverns and store front offices.

     The Bank's multi-family real estate loans generally carry a maximum term of 15 years and have fixed rates, although most of these loans are five year balloons with a 25 year or more amortization schedule. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property. Most of the Bank's commercial real estate loans are five year balloon loans with fixed rates of interest. Also included in the Bank's commercial real estate loans are $1.8 million of lines of credit secured by commercial real estate with floating interest rates tied to the prime rate of interest. Commercial real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property.

     Appraisals on properties securing multi-family and commercial real estate loans in excess of $200,000 are performed by an independent appraiser designated by the Bank at the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's loan committee. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Bank obtains personal guarantees on these loans.

     At December 31, 1997, the Bank's largest commercial real estate or multi-family loan outstanding totaled $722,000 and was secured by a six-unit office building located in Chicago, Illinois. The loan was performing in accordance with its terms as of that date.

     Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

     Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity lines of credit, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity lines of credit, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 1997 consumer loans totaled $6.5 million or 3.4% of total loans outstanding.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Other than the home equity lines of credit, the Bank's consumer loans are made at fixed interest rates, with terms of up to five years.

     The Bank's home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 75% of the appraised value of the property. These loans are written with fixed terms of up to five years and carry interest rates that float with the prime rate of interest. At December 31, 1997, the Bank's home equity lines of credit totaled $4.6 million outstanding, or 2.4% of the Bank's total loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Originations of Loans

     Real estate loans are originated by First Security's staff through walk-ins and referrals from existing customers or real estate agents.

     The Bank's ability to originate loans is dependent upon customer demand for loans in its market and to a lesser extent, customer service and marketing efforts. Demand is affected by both the local economy and the interest rate environment. As a result of the strong real estate market in the Bank's primary market areas and its emphasis on customer service and community outreach, the Bank has experienced significant loan growth in recent years. See "-- Market Area." However, as a result of consumer demand, most recent originations have carried fixed rather than adjustable rates. Under current policy, all loans originated by First Security are retained in the Bank's portfolio. See "-- One- to Four- Family Residential Lending" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report attached as Exhibit 13 hereto.

     In order to supplement loan originations, the Bank has acquired a substantial amount of mortgage-backed and other securities which are held, depending on the investment intent, in the "held-to-maturity" or "available-for-sale" portfolios. See "Investment Activities - Mortgage-Backed and Related Securities" and Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto. In addition, depending on market conditions, the Bank may also consider the purchase of residential loans from other lenders, although it has not done so since 1994.

     As a reflection of the Bank's emphasis on customer service, the Bank has not sold loans in the past and does not intend to do so in the future.

     The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                             Year Ended December 31,
                                                     --------------------------------------
                                                       1997           1996            1995
                                                     -------        -------         -------
                                                                 (In Thousands)
Originations by type:
 Adjustable rate:
   Real estate - one- to four-family........         $ 1,082        $ 3,067         $ 1,682
                                                     -------        -------         -------
         Total adjustable-rate..............           1,082          3,067           1,682
                                                     -------        -------         -------
 Fixed rate:
   Real estate - one- to four-family........          46,207         34,696          20,024
               - multi-family ..............           6,066          4,329           1,921
               - commercial ................           1,234            682           1,215
   Non-real estate - consumer...............           3,477          2,039           1,824
     Loan secured by leases.................              --            500             750
                                                     -------        -------         -------
         Total fixed-rate...................          56,984         42,246          25,734
                                                     -------        -------         -------
         Total loans originated.............          58,066         45,313          27,416
                                                     -------        -------         -------

Principal repayments........................         (34,822)       (25,988)        (19,050)
                                                     -------        -------         -------

Increase (decrease) in other
    items, net..............................            (333)          (543)             (7)
                                                     -------        -------         -------
        Net increase........................         $22,911        $18,782         $ 8,359
                                                     =======        =======         =======

Delinquencies and Non-Performing Assets

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. Generally, Bank personnel work with the delinquent borrower on a case by case basis to solve the delinquency. Generally, a late notice is sent on all delinquent loans followed by a phone call after the thirtieth day of delinquency. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent for 90 days, the Bank may institute appropriate action to foreclose on the property. Generally, after 120 days, foreclosure procedures are initiated. If foreclosed, the property is sold at public sale and may be purchased by the Bank.

     Real estate acquired by First Security as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.

                                                           Loans Delinquent For:
                              ---------------------------------------------------------------------------------
                                            60-89 Days                           90 Days and Over
                              ---------------------------------------  ----------------------------------------
                                                          Percent                                   Percent
                                                          of Loan                                   of Loan
                                 Number       Amount      Category       Number       Amount       Category
                              -----------  -----------  -------------  -----------  ----------  ---------------
                                                                              (Dollars in Thousands)
Real Estate:
  One- to four-family........       9         $469         .30%            11         $  614         .40%
  Multi-family...............      --           --          --             --             --          --
  Commercial.................      --           --          --              4            566        3.28
Consumer.....................       6           10         .15              6              7         .11
                                  ---         ----                        ---         ------

Total........................      15         $479         .25%            21         $1,187         .63%
                                  ===         ====                        ===         ======
                                    Total Loans Delinquent
                                       60-Days-or-More
                              ------------------------------------
                                                         Percent
                                                         of Loan
                                Number       Amount      Category
                              ------------------------------------

Real Estate:
  One- to four-family........     20         $1,083        .70%
  Multi-family...............     --             --         --
  Commercial.................      4            566       3.28
Consumer.....................     12             17        .26
                                 ---         ------

Total........................     36         $1,666        .88%
                                 ===         ======

                                       10

     Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

     On the basis of management's review of its assets, at December 31, 1997, the Bank had classified a total of $1.5 million of its loan and other assets as follows:


                                                                 At
                                                            December 31,
                                                                1997
                                                        --------------------
                                                           (In Thousands)

Substandard...........................................         $1,463
Doubtful assets.......................................              1
Loss assets...........................................             --
                                                               ------
      Total...........................................         $1,464
                                                               ======
General loss allowance................................         $1,828
                                                               ======
Specific loss allowance...............................         $   --
                                                               ======
Charge-offs, net......................................         $  434
                                                               ======

     First Security's classified assets consist of the non-performing loans referred to below.

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Accrued interest on loans delinquent 90 days or more is reversed out of income and credited to an interest reserve account which offsets the amount of capitalized interest in loans receivable. See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto. Foreclosed assets include assets acquired in settlement of loans.

                                                                              December 31,
                                                       ---------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ---------- ------------ ----------- ----------- ---------
                                                                    (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.......................             $    9      $    9      $    9      $   41     $    --
  Commercial real estate....................                 --          --          --         254          --
                                                         ------      ------      ------      ------      ------
       Total................................                  9           9           9         295          --

Accruing loans delinquent 90 days or more:
  One- to four-family.......................                614       1,111         971         500         985
  Multi-family..............................                ---         180         367         330          16
  Commercial real estate....................                566         882         749         257         887
  Consumer..................................                194         226         189          43          11
                                                         ------      ------      ------      ------      ------
       Total................................              1,374       2,399       2,276       1,130       1,899

Foreclosed assets:
  One- to four-family.......................                 --          40          --          --          --
  Commercial real estate....................                 --          --         499         207          96
                                                         ------      ------      ------      ------      ------
       Total................................                 --          40         499         207          96

Non-performing leases(1)....................                 81       1,272          --          --          --
                                                         ------      ------      ------      ------      ------

Total non-performing assets.................             $1,464      $3,720      $2,784      $1,632      $1,995
                                                         ======      ======      ======      ======      ======

Total as a percentage of total assets.......               0.46%       1.44%       1.11%       0.72%       1.05%
                                                           ====       =====       =====        ====       =====

-------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the years ended December 31, 1997 and December 31, 1996 -- Provision for Loan Losses" in the Annual Report attached as Exhibit 13 hereto for a discussion of the Bank's Bennett Funding leases.

     For the years ended December 31, 1996 and December 31, 1997, gross interest income (less additions to the interest reserve) which would have been recorded had the non-accruing loans (and accruing loans delinquent 90 days or more) been current in accordance with their original terms amounted to $93,000 and $45,000, respectively. No interest income was recognized on non-accruing loans for the years ended December 31, 1997 and December 31, 1996, respectively.

     Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1997, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                           Year Ended December 31,
                                         ---------------------------------------------------------
                                            1997        1996        1995        1994        1993
                                         ---------- ----------- ----------- ----------- ----------
                                                      (Dollars in Thousands)

Balance at beginning of period.......     $1,520      $  885      $  792      $  608        $360

Charge-offs:
  One- to four-family................         --          --          --          --          --
  Multi-family.......................         --          --          --          --          --
  Commercial real estate.............         --          68          28          --          --
  Construction or development........         --          --          --          --          --
  Consumer...........................          2           3          15          --           1
  Leases.............................        432          --          --          --          --
                                          ------      ------      ------      ------      ------
                                             434          71          43          --           1

Recoveries:
  One- to four-family................         --          --          --          --          --
  Multi-family.......................         --          --          --          --          --
  Commercial real estate.............         --          --          --          --          --
  Construction or development........         --          --          --          --          --
  Consumer...........................          4          --          --           2          --
  Leases.............................         --          --          --          --          --
                                          ------      ------      ------      ------      ------
                                               4          --          --           2          --

Net (charge-offs) recoveries.........       (430)         (71)        (43)          2          (1)
Additions charged to operations......        738         706         136         182         249
                                          ------      ------      ------      ------      ------
Balance at end of period.............     $1,828      $1,520      $  885      $  792      $  608
                                          ======      ======      ======      ======      ======

Ratio of net charge-offs
 (recoveries) during the period
 to average loans outstanding
 during the period ..................       0.25%       0.05%      (0.03)%        --%         --%
                                            ====        ====        ====        ====        ====

Ratio of net charge-offs
 (recoveries) during the
 period to average
 non-performing assets ..............      21.12%       2.15%      (1.88)%     (0.10)%      0.04%
                                            ====        ====        ====        ====        ====


     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                                           December 31,
                    ---------------------------------------------------------------------------------------------------------------
                                    1997                                  1996                                 1995
                    -----------------------------------  ------------------------------------  ------------------------------------
                                               Percent                               Percent                              Percent
                                              of Loans                              of Loans                             of Loans
                      Amount        Loan       in Each      Amount       Loan        in Each     Amount       Loan        in Each
                      of Loan      Amounts    Category      of Loan     Amounts     Category     of Loan     Amounts     Category
                       Loss          by       of Total       Loss         by        of Total      Loss         by        of Total
                     Allowance    Category      Loans      Allowance   Category       Loans     Allowance   Category       Loans
                    ----------- ------------ ----------  ------------ ----------- -----------  ----------- ----------- ------------
                                                                                                      (Dollars in Thousands)
One- to four-family    $ 572      $154,819      81.66%      $  355     $134,971      81.14%       $310      $117,379       79.83%
Multi-family.......       67        10,999       5.80           56        9,374       5.63          56         7,926        5.39
Commercial real
   estate..........      448        17,235       9.09          245       15,651       9.41         199        15,127       10.29
Construction or
   development.....       --            --         --           --          --          --          --            --          --
Consumer...........       80         6,464       3.41           68        5,086       3.06          70         5,838        3.97
Loans secured by
   leases..........       40            81       0.04          318        1,272       0.76          76           759        0.52
Unallocated........      621            --         --          478           --         --         174            --          --
                      ------      --------     ------       ------     --------     ------        ----      --------      ------
       Total.......   $1,828      $189,598     100.00%      $1,520     $166,354     100.00%       $885      $147,029      100.00%
                      ======      ========     ======       ======     ========     ======        ====      ========      ======

-------------------------------------------------------------------------
                 1994                                  1993
-------------------------------------  ----------------------------------
                                                 Percent                               Percent
                                                 of Loans                              of Loans
                        Amount        Loan       in Each      Amount       Loan        in Each
                        of Loan      Amounts    Category      of Loan     Amounts     Category
                         Loss          by       of Total       Loss         by        of Total
                       Allowance    Category      Loans      Allowance   Category       Loans
                     ------------ ------------ -----------  ----------- ----------- ----------

One- to four-family      $284       $110,280      79.53%       $225      $ 84,401       77.89%
Multi-family......         52          7,731       5.58          45         7,632        7.04
Commercial real
   estate..........       233         14,344      10.34         206        10,820        9.99
Construction or
   development.....        --             --         --          15           185        0.17
Consumer...........        71          5,860       4.23          66         5,317        4.91
Loans secured by
   leases..........        55            448       0.32          --            --          --
Unallocated........        97             --         --          51            --          --
                         ----       --------     ------        ----      --------      ------
       Total.......      $792       $138,663     100.00%       $608      $108,355      100.00%
                         ====       ========     ======        ====      ========      ======


     The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower's ability to repay, prevailing and projected economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current and prospective loan portfolio and current economic conditions are considered.

     While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Investment Activities

     General. Generally, the investment policy of the Company is to invest funds among categories of investments based upon the its asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. In accordance with the Company's asset/liability management policy, the Company has recently focused a significant part of its investment activities on instruments with terms to repricing or maturity of five years or less.

     The Bank must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1997, the Bank's liquidity ratio for regulatory purposes was 18.6%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Capital Resources" in the Annual Report attached as Exhibit 13 hereto.

     Prior to December 31, 1993, the Bank recorded its marketable equity securities at the lower of cost or current market value and its remaining investment securities at amortized cost. Unrealized declines in the market value of marketable equity securities were reflected in the equity section of the financial statements. Effective January 1, 1994, the Bank adopted SFAS 115. As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 1997, the Company had no securities which were classified as trading and $32.5 million of mortgage-backed and investment securities classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings.

     Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. As of December 31, 1997, all of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

     Consistent with its asset/liability management strategy, at December 31, 1997, $16.7 million, or 47.4% of the Company's mortgage-backed and related securities were available-for-sale. In addition, on the same date, $13.6 million or 38.6% of the Company's mortgage-backed and related securities carried adjustable rates. Finally, as discussed further below, at December 31, 1997, the Company had $1.4 million of collateralized mortgage obligations ("CMOs") with anticipated average lives of five years or less. For additional information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13 hereto.

     The Company's CMOs and real estate mortgage investment conduits ("REMICs") are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. Although a significant proportion of the Company's CMOs and REMICs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs and REMICs is subject to change.

     The Company invests in CMOs and REMICs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that, depending on market conditions, CMOs and REMICs may represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available. In particular, the Company has from time to time concluded that short and intermediate duration CMOs and REMICs (five year or less average life) often represent a better combination of rate and duration than adjustable rate mortgage-backed securities.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in low-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets available-for-sale. At December 31, 1997, the most recent quarterly test date, none of the Company's mortgage-backed securities were classified as "high-risk."

     The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                              December 31,
                                                     ----------------------------------------------------------------
                                                                   1997                            1996
                                                     ------------------------------  ------------------------------
                                                        Carrying          % of          Carrying          % of
                                                          Value           Total           Value           Total
                                                     --------------  --------------  ---------------  -------------
                                                                                          (Dollars in Thousands)
Mortgage-backed securities held-to-maturity:
  GNMA..............................................    $ 7,781          22.05%         $ 9,226          21.05%
  FNMA..............................................      2,531           7.17            3,294           7.51
  FHLMC.............................................      4,558          12.92            6,280          14.33
  CMOs/REMICs.......................................      3,681          10.44            5,309          12.11
                                                        -------         ------          -------         ------
                                                         18,551          52.58           24,109          55.00
Mortgage-backed securities available-for-sale:
  GNMA..............................................      2,982           8.45            3,425           7.81
  FNMA..............................................      5,605          15.89            6,572          14.99
  FHLMC.............................................      7,601          21.54            8,985          20.50
  CMOs/REMICs.......................................        545           1.54              745           1.70
                                                        -------         ------          -------         ------
                                                         16,733          47.42           19,727          45.00
                                                        -------         ------          -------         ------

     Total mortgage-backed securities...............    $35,284         100.00%         $43,836         100.00%
                                                        =======         ======          =======         ======
                                                               December 31,
                                                      ---------------------------------
                                                                   1995
                                                      ---------------------------------
                                                        Carrying           % of
                                                          Value            Total
                                                      ---------------  ----------------

Mortgage-backed securities held-to-maturity:
  GNMA..............................................   $  5,142            11.39%
  FNMA..............................................      4,526            10.02
  FHLMC.............................................      9,806            21.71
  CMOs/REMICs.......................................      5,646            12.50
                                                       --------           ------
                                                         25,120            55.62
Mortgage-backed securities available-for-sale:
  GNMA..............................................      2,924             6.47
  FNMA..............................................      6,383            14.14
  FHLMC.............................................      9,992            22.12
  CMOs/REMICs.......................................        745             1.65
                                                       --------           ------
                                                         20,044            44.38
                                                       --------           ------

     Total mortgage-backed securities...............    $45,164           100.00%
                                                        =======           ======

                                       17

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1997.

                                                                                                Due in
                                                   ----------------------------------------------------------------------
                                                     6 Months      6 Months        1 to         3 to 5        5 to 10
                                                      or Less      to 1 Year      3 Years        Years         Years
                                                   ------------ -------------- ------------- ------------ --------------
                                                                                                   (In Thousands)
Federal Home Loan Mortgage Corporation............     $196         $   --        $  --          $374         $1,547
Federal National Mortgage Association.............       71             --          237           --           1,188
Government National Mortgage Association..........       --             --           --           --             456
CMOs and REMICs ..................................       --             --          654           --           1,127
                                                       ----         ------         ----          ----          -----

     Total........................................     $267         $   --         $891          $374         $4,318
                                                       ====         ======         ====          ====         ======


                                                                                    December 31, 1997
                                                                                ------------------------
                                                     10 to 20       Over 20      Amortized     Carrying
                                                       Years         Years         Cost          Value
                                                    ------------- ------------  ------------- ----------

Federal Home Loan Mortgage Corporation............    $2,520       $ 7,679        $12,316       $12,159
Federal National Mortgage Association.............     2,378         4,358          8,232         8,136
Government National Mortgage Association..........     1,941         8,313         10,710        10,763
CMOs and REMICs ..................................       651         1,794          4,226         4,226
                                                      ------       -------        -------        ------

     Total........................................    $7,490       $22,144        $35,484       $35,284
                                                      ======       =======        =======       =======

                                       18

     As of December 31, 1997, the Company did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $8.1 million, $12.1 million and $10.8 million, respectively.

     The market values of a portion of the Company's mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

     The following table shows mortgage-backed securities purchase, sale and repayment activities of the Company for the periods indicated.


                                             Year Ended December 31,
                                    -------------------------------------------
                                       1997            1996             1995
                                    -----------    -------------    -----------
                                                 (In Thousands)
Purchases:
    Adjustable-rate...............   $    --           $2,396          $ 8,197
    Fixed-rate....................        --            4,583            1,498
    CMOs..........................        --              510               --
                                     -------          -------          -------
         Total purchases..........                      7,489            9,695

Principal repayments..............    (8,475)          (8,639)          (6,999)
Discount/premium net change.......      (184)              16              (39)
Fair value net change.............       107             (194)            (114)
                                     -------          -------          -------
         Net increase (decrease)..   $(8,552)         $(1,328)         $ 2,543
                                     =======          =-=====          --=====


     The Company's holdings of mortgage-backed securities are a significant portion of the Company's total assets. Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Company's CMOs and REMICs also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of the Company's assets consisting of mortgage-backed and related securities increases, the Company's asset yields could be somewhat adversely affected. The Company will evaluate mortgage-backed and related securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

     Other Securities. In order to complement its lending and mortgage-backed securities activities, and to increase its holdings of short and intermediate term assets, the Company invests in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1997 and December 31, 1996, the Company's securities portfolio totaled $54.2 million and $34.8 million, respectively. At December 31, 1997, the Company did not own any other securities of a single issuer which exceeded 10% of the Company's retained earnings, other than federal agency obligations. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13 hereto for additional information regarding the Company's other securities portfolio.

     The following table sets forth the composition of the Company's other securities and other earning assets at the dates indicated.

                                                                                December 31,
                                           -----------------------------------------------------------------------------------------
                                                       1997                          1996                         1995
                                           ---------------------------  ---------------------------  -------------------------------

                                              Carrying        % of         Carrying         % of        Carrying         % of
                                               Value          Total          Value         Total          Value          Total
                                           ------------- -------------  -------------- ------------  --------------- ---------------
                                                                           (Dollars in Thousands)
Securities held-to-maturity:
  Federal agency obligations..............    $33,562        61.92%        $20,320         58.43%       $15,445          45.02%
  Municipal bonds.........................      4,909         9.06           5,208         14.98          4,768          13.90
  Corporate notes.........................         --           --             251          0.72            353           1.02
                                              -------       ------         -------        ------        -------         ------
                                               38,471        70.98          25,779         74.13         20,566          59.94
Securities available-for sale:
  US government securities................      8,014        14.79           3,350          9.63          7,936          23.13
  Mutual funds............................      3,155         5.82           5,645         16.23          5,737          16.72
  Municipal bonds.........................      3,966         7.32              --            --             --             --
  Corporate notes.........................        250         0.46              --            --             --             --
  Other equity............................        343         0.63               2          0.01             70           0.21
                                              -------       ------         -------        ------        -------         ------
                                               15,728        29.02           8,997         25.87         13,743          40.06
                                              -------       ------         -------        ------        -------         ------
       Total securities...................    $54,199       100.00%        $34,776        100.00%       $34,309         100.00%
                                              =======       ======         =======        ======        =======         ======

Other earning assets:
  Interest-earning deposits with banks....    $ 5,750        22.28%        $ 2,713         44.58%       $ 9,490          71.12%
  FHLB stock..............................      1,852         7.18           1,673         27.49          1,553          11.64
  Federal funds sold......................     18,000        69.76           1,500         24.65          2,100          15.74
  Time deposit in other financial
   institutions...........................        200         0.78             200          3.28            200           1.50
                                              -------       ------         -------        ------        -------         ------
        Total.............................    $25,802       100.00%        $ 6,086        100.00%       $13,343         100.00%
                                              =======       ======         =======        ======        =======         ======

                                       20

     The composition and maturities of the other securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                                December 31, 1997
                                     -----------------------------------------------------------------------------------------------
                                        Less Than           1 to 5          5 to 10             Over
                                          1 Year            Years            Years            10 years          Total Securities
                                     ----------------  ---------------  ----------------  ---------------  -------------------------
                                        Amortized         Amortized        Amortized         Amortized       Amortized       Fair
                                           Cost              Cost             Cost              Cost            Cost         Value
                                     ----------------  ---------------  ----------------  ---------------  -------------  ----------
                                                                              (Dollars in Thousands)

US government securities............     $1,995            $    --     $         --            $  259         $ 2,254      $ 2,362
Federal agency obligations..........         --              9,450           27,753             2,007          39,210       39,309
Municipal bonds.....................        100              1,348            2,152             5,213           8,813        9,071
Corporate notes.....................         --                 --              250                --             250          250
                                         ------            -------          -------            ------         -------      -------
Total securities....................     $2,095            $10,798          $30,155            $7,479         $50,527(1)   $50,992
                                         ======            =======          =======            ======         =======      =======
Weighted average yield..............       5.86%              6.24%            6.66%             6.04%           6.45%
                                           ====               ====             ====              ====            ====

----------------
(1) Includes $37.8 million of callable securities.

     See Note 2 of Notes to the Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto for a discussion of the Company's securities portfolio.

Sources of Funds

     General. The Bank's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

     Deposits. First Security offers deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market and various certificate accounts. The Bank relies primarily on competitive pricing and customer service to attract and retain these deposits. The Bank's customers may access their accounts through any of the Bank's five offices and five automated teller machines ("ATMs"). In addition, the Bank's customers may access their accounts through several nationwide ATM networks. The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

     The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. However, as some customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in its certificate of deposit flows.

     Management believes that the "core" portion of the Bank's regular savings, NOW and money market accounts, which amounted to $88.9 million or 42.3% of total deposits at December 31, 1997, can have a lower cost and be more resistant to interest rate changes (and competing non-depository financial products) than certificate accounts. The Bank utilizes customer service, community outreach and marketing initiatives in an effort to build and maintain the volume of such deposits. However, there can be no assurance as to whether the Bank will be able to maintain or increase its core deposits in the future.

     The table below sets forth the Bank's deposit flows for the periods indicated.


                                           Year Ended December 31,
                              -------------------------------------------------
                                    1997            1996             1995
                              --------------- ----------------- ---------------
                                           (Dollars In Thousands)

Opening balance...............   $ 219,505        $ 209,387       $  195,875
Deposits......................     457,063          347,280          348,404
Withdrawals...................    (475,811)        (346,192)        (343,039)
Interest credited.............       9,343            9,030            8,147
                                 ---------        ---------       ----------

Ending balance................   $ 210,100        $ 219,505       $  209,387
                                 =========        =========       ==========

Net increase (decrease).......   $  (9,405)       $  10,118       $   13,512
                                 =========        =========       ==========

Percent increase (decrease)...       (4.28)%           4.83%            6.90%
                                     =====             ====             ====

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.


                                                                                   December 31,
                                              -------------------------------------------------------------------------------------
                                                          1997                       1996                         1995
                                              --------------------------  ---------------------------  ----------------------------
                                                                Percent                      Percent                      Percent
                                                 Amount        of Total      Amount         of Total      Amount          of Total
                                              --------------------------  ---------------------------  ----------------------------
                                                                              (Dollars in Thousands)
Transactions and Savings Deposits
Passbook Accounts 3.00%....................... $ 68,572         32.6%       $ 71,167           32.4%     $ 69,631            33.3%
NOW Accounts 2.23%............................   15,705          7.5          14,509            6.6        13,262             6.3
Money Market Accounts 3.06%...................    4,574          2.2           5,107            2.3         5,612             2.7
                                                -------        -----        --------          -----      --------           -----

Total Non-Certificates........................   88,851         42.3          90,783           41.3        88,505            42.3

Certificates:
0.00 - 3.99%..................................       --           --             119            0.1           310             0.1
4.00 - 5.99%..................................  108,902         51.8         116,397           53.0        87,775            41.9
6.00 - 7.99%................................     12,347          5.9          12,094            5.5        32,629            15.6
8.00 - 9.00%................................         --           --             112            0.1           168             0.1
                                               --------        -----        --------          -----      --------          ------

Total Certificates..........................    121,249         57.7         128,722           58.7       120,882            57.7
                                               --------        -----        --------          -----      --------           -----

Total Deposits..............................   $210,100        100.0%       $219,505          100.0%     $209,387           100.0%
                                               ========        =====        ========          =====      ========           =====

     The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1997.


                         Less Than     1 to 2        2 to 3       3 to 4        4 to 5       Greater
                          1 Year        Years         Years        Years         Years     than 5 Years     Total
                       ------------- ------------ ------------ ------------ ------------ ---------------- ----------
                                                           (Dollars in Thousands)
4.00 - 4.99%..........   $ 7,173      $    --       $     5       $   --        $   --        $   --       $  7,178
5.00 - 5.99%..........    88,685        9,759           865        1,336         1,079            --        101,724
6.00 - 6.99%..........       229          652         6,729        1,705         2,391            --         11,706
7.00 - 7.99%..........        19           49           522            2           ---            49            641
                         -------      -------        ------       ------        ------        ------       --------
                         $96,106      $10,460        $8,121       $3,043        $3,470        $   49       $121,249
                         =======      =======        ======       ======        ======        ======       ========

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.


                                                                               Maturity
                                              ----------------------------------------------------------------------------
                                                                  Over            Over
                                                 3 Months        3 to 6         6 to 12          Over
                                                 or Less         Months          Months       12 Months         Total
                                              -------------- ------------- --------------- --------------- ---------------
                                                                             (In Thousands)
Certificates of deposit less than
 $100,000...................................     $31,064        $24,646         $21,728        $16,798        $ 94,236
Certificates of deposit $100,000
 or more....................................       7,193          7,157           4,318          8,345          27,013
                                                 -------        -------         -------        -------        --------
     Total certificates of deposit..........     $38,257        $31,803         $26,046        $25,143        $121,249
                                                 =======        =======         =======        =======        ========

     For additional information regarding the composition of the Bank's deposits, see Note 7 of the Notes to the Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

     Borrowings. First Security's other available sources of funds include advances from the FHLB of Chicago and other borrowings. The Bank's FHLB advances to date have primarily consisted of subsidized borrowings to fund special housing programs. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.


                                                                        Year Ended December 31,
                                             ------------------------------------------------------------------------------
                                                 1997           1996           1996           1995            1994
                                             -------------- --------------- -------------- --------------- ----------------
                                                                        (Dollars In Thousands)
Maximum Balance:
  FHLB Advances...........................     $12,000         $3,000          $4,000        $10,000          $3,000

Average Balance:
  FHLB Advances...........................     $ 9,548         $3,000          $3,333         $3,769          $2,846

Weighted average interest rate of
  FHLB advances...........................        5.72%          5.17%           5.25%          5.25%           6.30%


Subsidiary Activities

     As a federally chartered savings bank, First Security is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly.

     At December 31, 1997, First Security had one wholly owned service corporation, Western Security Service Corporation ("Western" or the "Subsidiary"). Western, an Illinois corporation, was incorporated November 1977 for the purpose of offering customers and members of the general public credit, life, mortgage and disability insurance. First Security's investment in Western was $38,000 as of December 31, 1997. Western recognized net income (loss) of ($15,000) during the year ended December 31, 1997 and $3,000 during the year ended December 31, 1996.

Competition

     First Security faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from credit unions, mortgage bankers, commercial banks and other savings institutions, which also make loans secured by real estate located in the Bank's market area. First Security competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, community outreach and the quality of services it provides to borrowers.

     Competition for those deposits is principally from credit unions, commercial banks, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering competitive rates, convenient business hours, community outreach and a customer oriented staff.

REGULATION

General

     First Security is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Security is subject to broad federal regulation and oversight extending to all its operations. First Security is a member of the Federal Home Loan Bank ("FHLB") of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Security, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. First Security is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of First Security are insured by the Federal Deposit Insurance Corporation ("FDIC"). As a result, the FDIC has certain regulatory and examination authority over First Security.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

     The Office of Thrift Supervision ("OTS") has extensive authority over the operations of savings associations. As part of this authority, First Security is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Security were as of September 30, 1997 and April 23 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Security to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Security and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of First Security is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. First Security is in compliance with the noted restrictions.

     First Security's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, First Security's lending limit under this restriction was $9.3 million. First Security is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards.

Insurance of Accounts and Regulation by the FDIC

     First Security is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     For the first six months of 1995, the assessment schedule for Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attains its required reserve ratio.

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits and the assessment was paid in November 1996. Based on First Security's level of SAIF deposits at March 31, 1995, First Security's assessment was approximately $1.3 million on a pre-tax basis. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended December 31, 1996.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment is limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as First Security. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are a
6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

     Federally insured savings associations, such as First Security, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual First Security stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1997, First Security had $343,000 of intangible assets recorded as assets on its financial statements, as a result of its acquisition of assets and assumption of liabilities from the Resolution Trust Corporation in 1994. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

     At December 31, 1997, First Security had tangible capital of $61.4 million, or 19.8% of adjusted total assets, which is approximately $56.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

     At December 31, 1997, First Security had core capital equal to $61.4 million, or 19.8% of adjusted total assets, which is $52.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, First Security had $1.8 million of general loss reserves of which $1.8 million qualifies as supplementary capital, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Security had no such exclusions from capital and assets at December 31, 1997.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     OTS regulations also require every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Limitations on Dividends and Other Capital Distributions

     OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as First Security, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. First Security may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association that is a subsidiary of a holding company may make a capital distribution with notice to the OTS provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

     All savings associations, including First Security, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what First Security includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report attached as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, First Security was in compliance with both requirements, with an overall liquid asset ratio of 18.57% and a short-term liquid assets ratio of 9.27%

Accounting

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held-to-maturity, available-for-sale or trading) with appropriate documentation. First Security is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

     All savings associations, including First Security, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1997, First Security met the test with 83.6% of its portfolio assets in qualified thrift investments and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Security, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by First Security. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, First Security may be required to devote additional funds for investment and lending in its local community. First Security was examined for CRA compliance in April 1996 and received a rating of satisfactory.

Transactions with Affiliates

     Generally, transactions between a savings association and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Security include the Company and any company which is under common control with First Security. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.


     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

     The Company will be a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than First Security or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If First Security fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

     The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     First SecurityFed Financial, Inc. stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, First Security was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     First Security is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. The aggregate amount of advances cannot exceed 20 times the amount of FHLB stock held by the institutions.

     As a member, First Security is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1997, First Security had $1.9 million in FHLB stock, which was in compliance with this requirement. In past years, First Security has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.54% and were 6.8% for calendar year 1997. As a result of its holdings, the Bank could borrow up to $37.0 million from the FHLB.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Security's FHLB stock may result in a corresponding reduction in First Security's capital.

     For the year ended December 31, 1997, dividends paid by the FHLB of Chicago to First Security totaled $123,000, which constitute a $12,000 increase from the amount of dividends received in calendar year 1996.

Federal and State Taxation

     In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the balance of its reserves as of the close of its 1987 tax year. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

     In addition to the regular income tax, corporations, including savings associations such as First Security, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, First Security's excess for tax purposes totaled approximately $2.0 million.

     First Security files its federal, state and local income tax returns on a calendar year basis using the accrual method of accounting.

     First Security has not been audited by the IRS with respect to consolidated federal income tax returns in the past five years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiary and predecessors of, or entities merged into, First Security) would not result in a deficiency which could have a material adverse effect on the financial condition of First Security and its consolidated subsidiary.

     Illinois Taxation. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations).

     Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Impact of New Accounting Standards

     In June 1996, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligations based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the financial condition or operations of the Company.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the results of operations or financial condition of the Company.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in 1997 by the Financial Accounting Standards Board. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for periods beginning after December 31, 1997.

Management does not believe that the provisions of this Statement are applicable to the Company, since substantially all of the Company's operations are banking services.

Year 2000

     The Company has conducted a review of its computer systems to review the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. For example, programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Employees

     At December 31, 1997, the Corporation, including its subsidiaries, had a total of 86 employees, including 20 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Properties

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1997. At December 31, 1997, the Bank's premises had an aggregate net book value of approximately $ 3.7 million.

                                               Year
                                             Acquired/        Owned or      Net Book Value at
                Location                    Established        Leased       December 31, 1997      Deposits
--------------------------------------  ------------------  ------------  ---------------------  ------------
                                                                                     (In Thousands)
Main Office:

936 North Western Avenue                       1964           Owned                       $1,265      $135,785
Chicago, Illinois 60622-4695

Branch Offices:

2166 Plum Grove Road                           1977           Leased(1)                        2        10,082
Rolling Meadows, Illinois 60008

820 N. Western Avenue                          1983           Owned                          248         2,293
Chicago, Illinois 60622

5670 N. Milwaukee Avenue                       1993           Owned                        1,169        11,224
Chicago, Illinois  60646

7918 Bustleton Avenue                          1994           Owned                          628        50,716
Philadelphia, Pennsylvania 19152

---------------
(1) The lease expires in July 2000.

     The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company. However, in the future, the Bank may consider the addition of one or more new branches within the Chicago or Philadelphia areas.

     The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1997 was approximately $110,000.

Item 3.  Legal Proceedings

     From time to time, First Security is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's and the Bank's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Page 45 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Selected Financial Data

     Pages 2 and 3 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pages 5 through 17 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     Pages 18 through 44 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     Information concerning Directors of the Corporation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers of the Corporation who are not Directors

     The following table sets forth certain information regarding the executive officers of the Corporation and the Bank who are not also directors.


Name                     Positions Held with Bank and Corporation
----                     ----------------------------------------
Adrian Hawryliw          Vice President - Philadelphia Branch Manager
Mary H. Korb             Vice President - Lending
Harry I. Kucewicz        Treasurer and Chief Financial Officer
Irene S. Subota          Vice President - Savings
--------------------
(1)  At December 31, 1997.

     Information regarding the business experience of the executive officers of the Corporation and the Bank who are not also directors contained in Part I of this Form 10-K is incorporated herein by reference.

     The business experience of each executive officer who is not also a director is set forth below.

     Harry Kucewicz. Mr. Kucewicz, age 41, is currently serving as the Treasurer and Chief Operating and Financial Officer of the Bank. He began working at the Bank in 1978 as the Controller. He was elected Treasurer and Chief Financial Officer in 1990 and Chief Operating Officer in August 1994.

     Mary H. Korb. Ms. Korb, age 50, is currently Vice President - Lending of the Bank. In such capacity, Ms. Korb supervises all aspects of the Bank's lending operations including lending compliance. Ms. Korb has been with the Bank since 1970 and has served in her present capacity since March 1991.

     Irene S. Subota. Ms. Subota, age 51, currently serves as Vice President - Savings of the Bank. In such capacity, Ms. Subota is in charge of all aspects of the Bank's savings function including compliance. Ms. Subota has been employed by the Bank since 1973 and has served in her current position since 1992.

     Adrian Hawryliw. Mr. Hawryliw, age 61, has served as Philadelphia Branch Manager of the Bank since 1994 when the Philadelphia, Pennsylvania branch was acquired from the Resolution Trust Corporation and is currently a Vice President of the Bank. Mr. Hawryliw is responsible for supervising operations of the Philadelphia, Pennsylvania branch, including business development, retail deposits, real estate lending, accounting and marketing. He has over 34 years of banking experience in the Philadelphia area, holding various positions including Chief Financial Officer and Vice President/Investments for other area institutions.

Item 11.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1) Financial Statements:

          The following financial statements are included in this Form 10-K:

          1.   Five-Year Summary of Selected Consolidated Financial Data.

          2.   Independent Auditors' Report.

          3. Consolidated Statements of Financial Condition at December 31, 1997 and 1996.

          4. Consolidated Statements of Income for the fiscal years ended December 31, 1997, 1996 and 1995.

          5. Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 1997, 1996 and 1995.

          6. Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995.

          7.   Notes to Consolidated Financial Statements.


          (a)(2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.


          (a)(3) Exhibits:

          See Exhibit Index.


          (b)  Reports on Form 8-K:

     There were no current reports on Form 8-K filed by the Corporation during the quarter ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/s/ Julian E. Kulas                           /s/ Steve Babyk
----------------------------------            ----------------------------------
Julian E. Kulas                               Steve Babyk
President, Chief Executive Officer            Director
and Director
(Principal Executive Officer)

Date: March 31, 1998                          Date: March 31, 1998
      ----------------------------                  ----------------------------


/s/ Lila Maria Bodnar                         /s/ Myron Dobrowoolsky
----------------------------------            ----------------------------------
Lila Maria Bodnar                             Myron Dobrowolsky
Recording Secretary and Director              Director

Date: March 31, 1998                          Date: March 31, 1998
      ----------------------------                  ----------------------------


/s/ Terry Gawryk                              /s/ George Kawka
----------------------------------            ----------------------------------
Terry Gawryk                                  George Kawka
Secretary and Director                        Director

Date: March 31, 1998                          Date: March 31, 1998
      ----------------------------                  ----------------------------


/s/ Paul Nadzikewycz                          /s/ Jaroslav H. Sydorenko
----------------------------------            ----------------------------------
Paul Nadzikewycz                              Jaroslav H. Sydorenko
Chairman of the Board                         Director

Date: March 31, 1998                          Date: March 31, 1998
      ----------------------------                  ----------------------------

/s/ Chrysta Wereszczak                        /s/ Harry Kucewicz
----------------------------------            ----------------------------------
Chrysta Wereszczak                            Harry Kucewicz
Director                                      Principal Financial and Accounting
                                                Officer

Date: March 31, 1998                          Date: March 31, 1998
      ----------------------------            ----------------------------------

                                  EXHIBIT INDEX


                                                                 Reference to
                                                                 Prior Filing
                                                                  or Exhibit
                                                                    Number
                                                                   Attached
Number    Document                                                  Hereto
------    ---------------------------------------------------    ------------
 2        Plan of acquisition, reorganization, arrangement,
            liquidation or succession
 3(a)     Certificate of Incorporation
 3(b)     By-Laws
 4        Instruments defining the right of security
            holders, including debentures
 9        Voting Trust Agreement                                      None
10        Material contracts:                                         None



11        Statement re: computation of per share earnings             None
12        Statement re: computation of ratios                     Not required
13        Annual Report to Security Holders
16        Letter re: change in certifying accountants                 None
18        Letter re: change in accounting principles                  None
21        Subsidiaries of Registrant                                   21
22        Published report regarding matters submitted to             None
            vote of security holders
23        Consent of Independent Auditor                          Not Required
24        Power of Attorney                                       Not Required
27        Financial Data Schedule                                      27
99        Additional Exhibits                                         None


---------------