Form 10QSB
period 1998-03-31
FIRST SECURITYFED FINANCIAL INC
filed 1998-05-15
CIK 1042534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                   FORM 10-QSB
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended: March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ________________

     Commission file number 00-23063

                       First SecurityFed Financial , Inc.
             (Exact Name of Registrant as Specified In Its Charter)

           Delaware                                            36-4177515
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                             Identification No.)

            Chicago, Illinois                                    60622
(Address of Principal Executive Offices)                      (Zip Code)

                                  773/772-4500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES   _X_        NO  ___

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

            Class                                 Outstanding at April 30, 1998
            -----                                 -----------------------------
Common Stock, par value $0.01                             6,408,000 shares

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS



                                      INDEX





Part I.  Financial Information

     Item 1.    Financial Statements

         Condensed Consolidated Statements of Financial Condition  as of
           March  31, 1998 and December 31, 1997................................................    3

         Condensed Consolidated Statements of Income for the three months
           ended March 31, 1998 and 1997........................................................    4

         Statement of Comprehensive Income
           three months ended March 31, 1998 and 1997...........................................    5

         Condensed Consolidated Statements of Changes in Equity for the
           three months ended March 31, 1998 and 1997...........................................    6

         Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 1998 and 1997.................................................    7

         Notes to the Condensed Consolidated Financial Statements as of
           March 31, 1998.......................................................................    8

     Item 2.    Management's Discussion and Analysis of the Financial Condition
                      and Results of Operation..................................................   11

     Item 3.  Quantitative and Qualitative  Disclosures about Market Risk ......................   15

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K..................................................   17


                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                   March 31,  December 31,
                                                                     1998         1997
                                                                  ---------    ---------
ASSETS
Cash and due from banks                                           $  10,757    $  12,090
Federal funds sold                                                    7,000       18,000
                                                                  ---------    ---------
     Total cash and cash equivalents                                 17,757       30,090
Time deposits in other financial
  institutions                                                          200          200
Securities available-for-sale                                        36,552       32,461
Securities held-to-maturity (fair value of
 $64,140 in 1998 and $57,498 in 1997)                                63,851       57,022
Loans, net of allowance for loan losses                             195,031      186,259
Federal Home Loan Bank stock                                          1,852        1,852
Premises and equipment, net                                           3,618        3,692
Accrued interest receivable                                           2,581        2,071
Intangible assets                                                       273          291
Other assets                                                          1,564        1,911
                                                                  ---------    ---------

     Total assets                                                 $ 323,279    $ 315,849
                                                                  =========    =========

LIABILITIES AND EQUITY
Liabilities
     Deposits                                                     $ 212,641    $ 210,100
     Advances from borrowers for taxes and
       insurance                                                      1,425        2,400
     Advances from Federal Home Loan Bank                            14,000       10,000
     Accrued interest payable and other liabilities                   1,708        1,477
                                                                  ---------    ---------
         Total liabilities                                          229,774      223,977

 Stockholders' Equity
     Preferred stock, $0.01 par value per share, 500,000 shares
      authorized, no shares issued and outstanding                       --           --
     Common stock, $0.01 par value per share, 8,000,000
      shares authorized, 6,408,000 shares issued                         64           64
     Additional paid-in capital                                      65,542       65,495
     Unearned ESOP shares                                            (4,847)      (4,935)
     Retained earnings, substantially restricted                     32,743       31,290
     Net unrealized loss on available-for-sale
       securities, net of income taxes                                    3          (42)
                                                                  ---------    ---------
     Total equity                                                    93,505       91,872
                                                                  ---------    ---------

     Total liabilities and equity                                 $ 323,279    $ 315,849
                                                                  =========    =========

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                             1998          1997
                                                            ------        ------
Interest income
    Loans                                                   $4,067        $3,476
    Securities                                                 987           495
    Mortgage-backed securities                                 806           859
    Other interest-earning assets                              164            28
                                                            ------        ------
       Total interest income                                 6,024         4,858

Interest expense
    Deposits                                                 2,324         2,333
    FHLB advances                                              189            71
                                                            ------        ------
       Total interest expense                                2,513         2,404
Net interest income                                          3,511         2,454

Provision for loan losses                                       62           562
                                                            ------        ------

Net interest income after
  provision for loan losses                                  3,449         1,892

Noninterest income
    Other income                                               159           150
                                                            ------        ------
       Total noninterest income                                159           150

Noninterest expense
    Compensation and benefits                                  663           564
    Occupancy and equipment expense                            180           168
    Data Processing                                             92            71
    Federal deposit insurance premiums                          52            25
    Professional fees                                           28            25
    Other operating expenses                                   225           265
                                                            ------        ------
       Total noninterest expense                             1,240         1,118
                                                            ------        ------

Income before income tax provision                           2,368           924

Provision for income taxes                                     915           364
                                                            ------        ------


Net income                                                  $1,453        $  560
                                                            ======        ======

Earnings per share
    Basic                                                   $  .24
                                                            ======
    Diluted                                                 $  .24
                                                            ======

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                        STATEMENT OF COMPREHENSIVE INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                              Three months ended
                                                                  March 31,
                                                              1998        1997
                                                             ------      ------

Net Income                                                   $1,453      $  560

Other comprehensive income, net of tax:
   Change  in unrealized gains on securities                     45         (72)
                                                             ------      ------

Comprehensive Income                                         $1,498      $  488
                                                             ======      ======

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                           CONDENSED CONSOLIDATED STATEMENTS OF
                                CHANGES IN EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                      Unrealized
                                                                                                      Gain (Loss)        Total
                                                         Additional      Unearned                    on Securities      Share-
                                            Common        Paid-in          ESOP          Retained      Available-       holders'
                                            Stock         Capital         Shares         Earnings       for-Sale         Equity
                                           --------       --------       --------        --------       --------        --------
Balance at December 31, 1996                   --             --             --            29,465           (204)         29,261

Issuance of common stock,
  net of conversion costs of
  $1,130 and contribution of
  stock to foundation                            64         65,385         (5,126)           --                           60,323

ESOP shares earned                             --              110            191            --             --               301

Net income                                     --             --             --             1,825           --             1,825

Change in valuation allowance
  for securities available-for-sale,
  net of income taxes                          --             --             --              --              162             162
                                           --------       --------       --------        --------       --------        --------


Balance at December 31, 1997                     64         65,495         (4,935)         31,290            (42)         91,872

ESOP shares earned                             --               47             88            --             --               135

Net income                                     --             --             --             1,453           --             1,453

Change in valuation allowance
  For securities available-for-sale
  Net of income taxes                          --             --             --              --               45              45
                                           --------       --------       --------        --------       --------        --------

Balance at March 31, 1998                  $     64       $ 65,542       $ (4,847)       $ 32,743       $      3        $ 93,505
                                           ========       ========       ========        ========       ========        ========

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities
    Net income                                             $  1,453    $    560
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation and amortization                             98          91
       Amortization of discounts and premiums
         on securities                                           35          52
       Provision for loan losses                                 62         562
       ESOP compensation expense                                135           0
       Change in
          Deferred loan origination fees                          4          (7)
          Accrued interest receivable and other assets         (163)       (112)
          Other liabilities and deferred income taxes           231        (876)
                                                           --------    --------
              Net cash provided by operating activities       1,855         270

Cash flows from investing activities
    Purchase of securities available-for-sale                (5,000)          0
    Purchase of securities held-to-maturity                 (12,573)     (2,600)
    Proceeds from repayment of securities                     2,067       1,730
    Proceeds from calls and maturities of securities          4,980       1,000
    Net change in loans                                      (9,025)         57
(Capital expenditures, net                                       (3)        (13)
    Proceeds from sale of real estate owned                       0          43
                                                           --------    --------
      Net cash used in investing activities                 (19,554)        217

Cash flows from financing activities
    Net increase (decrease) in deposits                       2,541         477
    Net borrowings from FHLB                                  4,000       3,500
    Net decrease in advances from
      borrowers for insurance and taxes                        (975)       (931)
                                                           --------    --------
       Net cash provided by (used in) financing activities    5,566       3,046
                                                           --------    --------

Decrease in cash and cash equivalents                        12,133      (3,533)

Cash and cash equivalents at beginning of period             30,090       7,300
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 17,957    $ 10,833
                                                           ========    ========

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation
First SecurityFed Financial, Inc. (the Company) is a Delaware corporation organized in July 1997 by First Security Federal Savings Bank (the Bank) in connection with the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. For purposes of the Form 10-Q the unaudited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank as a predecessor entity to the Company for periods prior to the mutual to stock conversion on October 30,1997.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of March 31, 1998 and 1997, and the results of its operations and cash flows for the three month periods then ended.

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

As part of the conversion, the Bank's depositors approved a stock contribution of 250,000 shares to The Heritage Foundation of First Security Federal Savings Bank, Inc. (the "Foundation"). The contribution was accrued at the time of conversion for $2.5 million based on the $10 per share initial offering price and resulted in $2.5 million of expense ($1.5 million, net of tax) to the Company. Additional paid-in capital was increased by $2.5 million as a result of the unconditional commitment to contribute the stock to the Foundation.

The ESOP purchased 512,640 shares of common stock representing 8% of the total issued shares. The ESOP borrowed $5,126,400 from the Company to purchase the stock using the stock as collateral for the loan. The loan is to be repaid principally from the Bank's contributions to the ESOP over a period of up to 20 years.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the three month period ended March 31,1998 is presented below:

Earnings per common share
      Net Income                                                          $1,453
                                                                          ======

      Net income attributable to common shareholders                      $1,453
                                                                          ======

      Weighted average common shares outstanding                           5,919
      Add: shares committed to be issued to charitable foundation            250


          Total weighted average common shares outstanding                 6,169
                                                                          ======

                   Basic earnings per share                               $  .24
                                                                          ======

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a summary of the Bank's regulatory capital at March 31, 1998.

                                            Tangible       Core      Risk based
                                            Capital      Capital      Capital
                                            -------      -------      -------
                                                      (In thousands)

Regulatory capital                          $62,852      $62,852      $65,009

Minimum capital requirement                   4,598       12,262       11,744
                                            -------      -------      -------

Excess regulatory capital over
  minimum requirement                       $58,254      $50,590      $53,265
                                            =======      =======      =======



NOTE 5 - COMPREHENSIVE INCOME

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 1998 and December 31, 1997

Total assets increased $7.5 million to $323.3 million at March 31,1998 from $315.8 million at December 31,1997. The increase was primarily a result of an increase of $8.7 million in loans receivable and $11.0 million in securities offset by a decrease of $12.3 million in cash and cash equivalents.

Net loans receivable increased by $8.7 million from $186.3 million at December 31,1997 to $195.0 million at March 31,1998 as a result of increased marketing efforts and strong market demand due to the prevailing favorable interest rate environment.

Cash and cash equivalents decreased by $12.3 million from $30.1 million at December 31,1997 to $17.8 million at March 31,1998. This decrease was the result of the redeployment of funds into higher yielding loans as loan demand remained strong.

Securities available-for-sale increased by $4.1 million from $32.5 million at December 31,1997 to $36.6 million at March 31,1998. During this three month period, securities held-to-maturity increased by $6.9 million from $57.0 million at December 31,1997 to $63.9 million at March 31,1998. This $11.0 million increase in securities was the result of the continuing investment of the proceeds of the institution's mutual-to-stock conversion.

Total liabilities at March 31,1998 were $229.8 million compared to $224.0 million at December 31,1997, an increase of $5.8 million. Deposits increased by $2.5 million and FHLB advances increased by $4.0 million. In this same three month period, advances from borrowers for taxes and insurance decreased by $1.0 million. The net increase in liabilities helped in funding loan growth and in increasing the securities portfolio.

Equity at March 31,1998 was $93.5 million compared to $91.9 million at December 31,1997, an increase of $1.6 million. This increase was due primarily to net earnings of $1.5 million and a decrease in the unrealized loss on securities available-for-sale of $45,000.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and March 31, 1997

General
Net earnings for the three months ended March 31,1998 were $1,453,000 an increase of $893,000 from net earnings of $560,000 for the three months ended March 31,1997. The increase was due primarily to an increase of $1,057,000 in net interest income and a $500,000 decrease in the provision for loan losses offset by a $122,000 increase in non-interest expense and a $551,000 increase in the provision for income taxes.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest Income

Interest income for the three months ended March 31,1998 was $6.0 million compared to $4.9 million for the three months ended March 31,1997, an increase of $1.1 million or 22.4%. The increase in interest income was the result of an increase in the average balance of interest earning assets due to increases in the average balances of loans receivable and securities. The increases in the average balances of loans receivable and securities were primarily the result of investing funds from the mutual-to-stock conversion.

Interest Expense

Interest expense for the three months ended March 31,1998 was $2.5 million compared to $2.4 million for the three months ended March 31,1997, an increase of $100,000 or 4.2%. The increase in interest expense was primarily a result of increased borrowings from the Federal Home Loan Bank used to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31,1998 was $62,000 compared to $562,000 for the three months ended March 31,1997, a decrease of $500,000. The provision for loan losses in 1997 was due to various loans to the Bennett Funding Group, Inc. (Bennett Funding) which were secured by equipment leases. Bennett Funding declared bankruptcy in 1996. During 1996, no additional loan loss provisions were made as management investigated whether the leases securing the loans on their books were legally secured and also awaited further rulings from the bankruptcy court. During 1997, after receiving a settlement offer, the Bank charged off $432,000 of the Bennett Funding loans. In addition, management was considering foreclosure proceedings on several other loans for which they were uncertain they would recover the outstanding balance and related expenses. These loans also contributed to the increased provision for the three months ended March 31,1997.

The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values, in the Bank's market area . In addition, various regulatory agencies, as an integral part of their examination process , periodically review the Bank's allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgements which differ from those of management. Although management uses the best information available and maintains the Bank's allowance for losses at a level it believes adequate to provide for losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income

Noninterest income for the three months ended March 31,1998 was $159,000 compared to $150,000 for the three months ended March 31,1997. Service charges on deposits remained relatively stable during these periods.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Noninterest Expense

Noninterest expense was $1.2 million for the three months ended March 31,1998 compared to $1.1 million for the three months ended March 31,1997, an increase of $100,000. The increase was primarily due to an increase in compensation and benefits expense related to the implementation of the ESOP plan.

Income Taxes

Income taxes were $915,000 for the three months ended March 31,1998 compared to $364,000 for the three months ended March 31,1997, an increase of $551,000. The increase in the provision for income taxes was due to an increase of $1.4 million in pretax earnings.

Impact of New Accounting Standards

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in 1997 by the Financial Accounting Standards Board. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for periods beginning after December 31,1997. Management does not believe that the provisions of this Statement are applicable to the Company, since substantially all of the Company's operations are banking services.

Safe Harbor Statement

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposed of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Bank and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative / regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Bank's financial results, is included in the Bank's filings with the Securities and Exchange Commission.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Year 2000

The Company has conducted a review of its computer systems to review the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. For example, programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors reviews at least quarterly the Company's interest rate risk position and profitability. The Board of Directors also reviews the Company's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios.

In managing its asset/liability mix, the Company, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, often places more emphasis on managing short term net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At March 31,1998, $90.7 million or 42.7% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less or carry adjustable interest rates. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At March 31,1998, $15.2 million or 46.5% f the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $14.3 million or 27.4% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of December 31,1997, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 400 basis points in 100 point increments.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------

          Assumed Change                       $ Change in         % Change in
         In Interest Rates     $ Amount            NPV                 NPV
         -----------------     --------            ---                 ---
          (Basis Points)        (Dollars in Thousands)

             + 400             $ 47,002         $(23,370)              (33)%
             + 300               53,042          (17,330)              (25)
             + 200               59,209          (11,163)              (16)
             + 100               65,222           (5,150)               (7)
                --               70,372               --                --
             - 100               74,138            3,766                 5
             - 200               77,084            6,712                10
             - 300               80,542           10,170                14
             - 400               85,014           14,642                21



Certain assumptions utilized in assessing the interest rate risk of thrift institutions were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------


Part II    Other Information

Item 6.    Exhibits and Reports on Form 8-K.

      a.   Exhibits - Exhibit 27 - Financial Data Schedule
      b.   Reports on Form 8-K - none

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST SECURITYFED FINANCIAL, INC
                                        (Registrant)



                                        By: /s/Julian E. Kulas
                                        ---------------------------------
                                        Julian E. Kulas
                                        Principal Executive Officer
                                        May 14, 1998



                                        By: /s/Harry Kucewicz
                                        ---------------------------------
                                        Harry Kucewicz
                                        Chief Financial and Accounting Officer
                                        May 14,1998