Form 10-Q
period 1998-06-30
FIRST SECURITYFED FINANCIAL INC
filed 1998-08-14
CIK 1042534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  00-23063

                        First SecurityFed Financial, Inc.
             (Exact Name of Registrant as Specified In Its Charter)

               Delaware                                       36-4177515
    (State or Other Jurisdiction of                          (IRS Employer
     Incorporation or Organization)                        Identification No.)

            Chicago, Illinois                                    60622
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

                              YES __X__   NO _____

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

             Class                              Outstanding at July 31, 1998
 Common Stock, par value $0.01                        6,253,920 shares

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS


                                      INDEX




Part I.  Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Statements of Financial Condition  as of
        June 30, 1998 and December 31, 1997................................................   3

      Condensed Consolidated Statements of Income for the three months  and
         six months ended June 30, 1998 and 1997...........................................   4

      Statement of Comprehensive Income for the three months and
        six months ended June 30, 1998 and 1997............................................   5

      Condensed Consolidated Statements of Changes in Equity for the
        six months ended June 30, 1998 and 1997............................................   6

      Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 1998 and 1997................................................   8

      Notes to the Condensed Consolidated Financial Statements as of
        June 30, 1998......................................................................   9

   Item 2.  Management's Discussion and Analysis of the Financial Condition
                  and Results of Operation.................................................  12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................  17

   Item 4.  Submission of Matters to a Vote of Security Holders............................  19


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K...............................................  20

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   June 30,      December 31,
                                                                     1998           1997
                                                                  ---------       ---------
ASSETS
Cash and due from banks                                           $  11,327       $  12,090
Federal funds sold                                                    5,352          18,000
                                                                  ---------       ---------
    Total cash and cash equivalents                                  16,679          30,090
Time deposits in other financial
  institutions                                                          200             200
Securities available-for-sale                                        36,576          32,461
Securities held-to-maturity (fair value of
  $61,816 in 1998 and $57,498 in 1997)                               61,403          57,022
Loans, net of allowance for loan losses                             206,369         186,259
Federal Home Loan Bank stock                                          2,001           1,852
Premises and equipment, net                                           3,557           3,692
Accrued interest receivable                                           2,373           2,071
Intangible assets                                                       261             291
Other assets                                                          1,625           1,911
                                                                  ---------       ---------

    Total assets                                                  $ 331,044       $ 315,849
                                                                  =========       =========

LIABILITIES AND EQUITY
Liabilities
  Deposits                                                        $ 216,459       $ 210,100
  Advances from borrowers for taxes and
    insurance                                                         2,612           2,400
  Advances from Federal Home Loan Bank                               21,000          10,000
  Accrued interest payable and other liabilities                        947           1,477
                                                                  ---------       ---------
    Total liabilities                                               241,018         223,977

Stockholders' Equity
  Preferred stock, $0.01 par value per share, 500,000 shares
    authorized, no shares issued and outstanding                         --              --
  Common stock, $0.01 par value per share, 8,000,000
    shares authorized, 6,408,000 shares issued                           64              64
  Additional paid-in capital                                         65,596          65,495
  Unearned ESOP shares                                               (4,758)         (4,935)
  Unearned MRP shares                                                (4,161)              0
  Retained earnings, substantially restricted                        34,112          31,290
  Net unrealized loss on available-for-sale
    securities, net of income taxes                                     (12)            (42)
  Treasury stock, at cost                                              (815)              0
                                                                  ---------       ---------
  Total equity                                                       90,026          91,872
                                                                  ---------       ---------

    Total liabilities and equity                                  $ 331,044       $ 315,849
                                                                  =========       =========

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                 Six months ended        Three months ended
                                                     June 30,                 June 30,
                                                1998         1997         1998         1997
                                              -------      -------      -------      -------
Interest income
  Loans                                       $ 8,262      $ 6,961      $ 4,195      $ 3,485
  Securities                                    1,967        1,000          980          505
  Mortgage-backed securities                    1,527        1,696          721          837
  Other interest-earning assets                   266           51          102           23
                                              -------      -------      -------      -------
  Total interest income                        12,022        9,708        5,998        4,850

Interest expense
  Deposits                                      4,698        4,705        2,374        2,372
  FHLB advances                                   413          184          224          113
                                              -------      -------      -------      -------
  Total interest expense                        5,111        4,889        2,598        2,485

Net interest income                             6,911        4,819        3,400        2,365

Provision for loan losses                         123          615           61           53
                                              -------      -------      -------      -------
Net interest income after
  provision for loan losses                     6,788        4,204        3,339        2,312

Noninterest income
  Other income                                    302          295          143          145
                                              -------      -------      -------      -------
     Total noninterest income                     302          295          143          145

Noninterest expense
  Compensation and benefits                     1,340        1,206          677          642
  Occupancy and equipment expense                 357          335          177          167
  Data Processing                                 189          141           97           70
  Federal deposit insurance premiums              106           78           54           53
  Professional fees                                81           51           53           26
  Other operating expenses                        499          670          274          405
                                              -------      -------      -------      -------
     Total noninterest expense                  2,572        2,481        1,332        1,363
                                              -------      -------      -------      -------
Income before income tax provision              4,518        2,018        2,150        1,094

Provision for income taxes                      1,696          750          781          386
                                              -------      -------      -------      -------

Net income                                    $ 2,822      $ 1,268      $ 1,369      $   708
                                              =======      =======      =======      =======

Earnings per share
  Basic                                       $   .46      $   N/A      $   .22      $   N/A
                                              =======      =======      =======      =======
  Diluted                                     $   .46      $   N/A      $   .22      $   N/A
                                              =======      =======      =======      =======

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                        STATEMENT OF COMPREHENSIVE INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Six Months Ended          Three Months Ended
                                                     June 30,                  June 30,
                                                1998         1997         1998         1997
                                              -------      -------      -------      -------

Net Income                                    $ 2,822      $ 1,268      $ 1,369      $   708

Other comprehensive income, net of tax:
  Change in unrealized gains on securities         30           27          (15)          99
                                              -------      -------      -------      -------

Comprehensive Income                          $ 2,852      $ 1,295      $ 1,354      $   807
                                              =======      =======      =======      =======

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                CHANGES IN EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                               Unrealized
                                                                                               Gain (Loss)                 Total
                                            Additional    Unearned     Unearned               on Securities                Share-
                                  Common      Paid-in       ESOP          MRP       Retained    Available-    Treasury     holders'
                                   Stock      Capital      Shares        Share      Earnings     for-Sale       Stock      Equity
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------   ---------
Balance at December 31, 1996           --           --           --           --       29,465         (204)          --      29,261

Net income                             --           --           --           --        1,268           --           --       1,268

Change in valuation
  allowance for securities
  available-for-sale,
  net of income taxes                  --           --           --           --           --           26           --          26
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------   ---------

Balance at June 30, 1997               --           --           --           --       30,733         (178)          --      30,555
                                =========   ==========   ==========   ==========   ==========   ==========   ==========   =========

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                CHANGES IN EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
                                  - continued -
--------------------------------------------------------------------------------

                                                                                               Unrealized
                                                                                               Gain (Loss)                 Total
                                            Additional    Unearned     Unearned               on Securities                Share-
                                  Common      Paid-in       ESOP          MRP       Retained    Available-    Treasury     holders'
                                   Stock      Capital      Shares        Share      Earnings     for-Sale       Stock      Equity
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------   ---------
Balance at December 31, 1997           64       65,495       (4,935)          --       31,290          (42)          --      91,872

Unearned MRP shares                    --        4,277           --       (4,277)          --           --           --          --

ESOP shares earned                     --          101          177           --           --           --           --         278

MRP shares earned                      --           --           --          116           --           --           --         116

Net income                             --           --           --           --        2,822           --           --       2,822

Treasury stock                         --           --           --           --           --           --       (5,092)     (5,092)

MRP shares allocated                   --       (4,277)          --           --           --           --        4,277          --

Change in valuation
  allowance For securities
  available-for-sale
  Net of income taxes                  --           --           --           --           --           30           --          30
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------   ---------

Balance at June 30, 1998        $      64   $   65,596   $   (4,758)  $   (4,161)  $   34,112   $      (12)  $     (815)  $  90,026
                                =========   ==========   ==========   ==========   ==========   ==========   ==========   =========

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                      Six  months ended
                                                                           June 30,
                                                                     1998           1997
                                                                   --------       --------
Cash flows from operating activities
  Net income                                                       $  2,822       $  1,268
  Adjustments to reconcile net income to net
    cash from operating activities
      Depreciation and amortization                                     194            182
      Amortization of discounts and premiums
        on securities                                                    81             75
      Provision for loan losses                                         123            615
      ESOP compensation expense                                         276              0
      MRP Expense                                                       117              0
      Change in
        Deferred loan origination fees                                   47             14
        Accrued interest receivable and other assets                    (16)        (1,640)
        Other liabilities and deferred income taxes                    (530)          (214)
                                                                   --------       --------
          Net cash provided by operating activities                   3,114            300

Cash flows from investing activities
  Purchase of securities available-for-sale                          (7,505)             0
  Purchase of securities held-to-maturity                           (15,532)        (4,199)
  Proceeds from repayment of securities                               4,626          4,112
  Proceeds from calls and maturities of securities                   10,030          1,500
  Net change in loans                                               (20,606)       (10,102)
  (Capital expenditures, net                                            (17)           (28)
  Proceeds from sale of real estate owned                                 0            246
                                                                   --------       --------
          Net cash used in investing activities                     (29,004)        (8,471)

Cash flows from financing activities
  Net increase (decrease) in deposits                                 6,359            429
  Net borrowings from FHLB                                           11,000          3,500
  Net decrease in advances from
    borrowers for insurance and taxes                                   212            246
  Buyback of outstanding Common Stock                                (5,092)             0
                                                                   --------       --------
          Net cash provided by (used in) financing activities        12,479          4,175
                                                                   --------       --------

Decrease in cash and cash equivalents                               (13,411)        (3,996)

Cash and cash equivalents at beginning of period                     30,090          7,300
                                                                   --------       --------

Cash and cash equivalents at end of period                         $ 16,679       $  3,304
                                                                   ========       ========

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

First SecurityFed Financial, Inc. (the Company) is a Delaware corporation organized in July 1997 by First Security Federal Savings Bank (the Bank) in connection with the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. For purposes of the Form 10-Q the unaudited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank as a predecessor entity to the Company for periods prior to the mutual to stock conversion on October 30, 1997.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of June 30, 1998 and 1997, and the results of its operations and cash flows for the three and six month periods then ended.

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

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the three and six month period ended June 30, 1998 is presented below:

                                                                 Three months ended   Six months ended
                                                                    June 30, 1998        June 30, 1998
                                                                       ------              ------
Earnings per common share
  Net Income                                                           $1,369              $2,822
                                                                       ------              ------

    Net income attributable to common shareholders                     $1,369              $2,822
                                                                       ======              ======


  Weighted average common shares outstanding                            5,855               5,881
  Add: shares committed to be issued to charitable foundation             250                 250
                                                                       ------              ------

    Total weighted average common shares outstanding                    6,105               6,131
                                                                       ======              ------

      Basic earnings per share                                         $  .22              $  .46
                                                                       ======              ======

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet three separate capital requirements. The following is a summary of the Bank's regulatory capital at June 30, 1998.

                                          Tangible        Core       Risk based
                                           Capital       Capital      Capital
                                         ----------    ----------    ----------
                                                     (In thousands)

Regulatory capital                       $   64,299    $   64,299    $   66,213

Minimum capital requirement                   6,353        12,705        12,251
                                         ----------    ----------    ----------

Excess regulatory capital over
  minimum requirement                    $   57,946    $   51,594    $   53,962
                                         ==========    ==========    ==========

NOTE 5 - COMPREHENSIVE INCOME

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Comparison of Financial Condition at June 30, 1998 and December 31, 1997

Total assets increased $15.2 million to $331.0 million at June 30, 1998 from $315.8 million December 31, 1997. The increase was primarily the result of increases of $20.1 million in loans receivable and $8.5 million in securities offset by a decrease of $13.4 million in cash and cash equivalents.

Net loans receivable increased by $20.1 million from $186.3 million at December 31, 1997 to $206.4 million at June 30, 1998 as a result of increased marketing efforts and strong market demand due to the prevailing favorable interest rate environment.

Cash and cash equivalents decreased by $13.4 million from $30.1 million at December 31, 1997 to $16.7 million at June 30, 1998. This decrease was the result of the redeployment of Stock conversion proceeds and other funds into higher yielding loans as loan demand remained strong.

Securities available-for-sale increased by $4.1 million from $32.5 million at December 31, 1997 to $36.6 million at June 30, 1998. During the same six month period, securities held-to-maturity increased by $4.4 million from $57.0 million at December 31, 1997 to $61.4 million at June 30, 1998. These increases in securities were the result of the continuing investment of the proceeds of the institution's mutual-to-stock conversion.

Total liabilities at June 30, 1998 were $241.0 million compared to $224.0 million at December 31, 1997, an increase of $17.0 million. Deposits increased by $6.4 million and FHLB advances most of which had a term of 60 to 120 months, increased by $11.0 million. During the same six month period, a decrease of $530,000 in accrued interest payable and other liabilities was partially offset by an increase of $200,000 in advances from borrowers for taxes and insurance. The net increase in liabilities helped in funding loan growth and in increasing the securities portfolio.

Equity at June 30, 1998 was $90.0 million compared to $91.9 million at December 31, 1997, a decrease of $1.9 million. The decrease was due primarily to the Company's repurchase of outstanding common stock.


Comparison of Operating Results for the Six Months Ended June 30, 1998 and June 30, 1997

General

Net earnings for the six months ended June 30, 1998 were $2,822,000, an increase of $1,554,000 from net earnings of $1,268,000 for the six months ended June 30, 1997. The increase was due primarily to an increase of $2,092,000 in net interest income and a $492,000 decrease in the provision for loan losses partially offset by increases of $ 91,000 in non-interest expense and $946,000 in the provision for income taxes.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Interest Income

Interest income for the six months ended June 30, 1998 was $12.0 million compared to $9.7 million for the six months ended June 30, 1997, an increase of $2.3 million or 23.7%. The increase in interest income was the result of an increase in the average balance of interest earning assets due to increases in the average balances of loans receivable and securities. The increases in the average balances of loans receivable and securities were primarily the result of investing funds from the mutual-to-stock conversion.

Interest Expense

Interest expense for the six months ended June 30, 1998 was $5.1 million compared to $4.9 million for the six months ended June 30, 1997, an increase of $200,000 or 4.1%. The increase in interest expense was primarily a result of increased borrowings from the Federal Home Loan Bank used to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 1998 was $123,0000 compared to $615,000 for the six months ended June 30, 1997, a decrease of $492,000. The provision for loan losses in 1997 was due to various loans to the Bennett Funding Group, Inc. (Bennett Funding) which were secured by equipment leases. Bennett Funding declared bankruptcy in 1996. During 1996, no additional loan loss provisions were made as management investigated whether the leases securing the loans on their books were legally secured and also awaited further rulings from the bankruptcy court. During 1997, after receiving a settlement offer, the Bank charged off $432,000 of the Bennett Funding loans. In addition, during 1997, the Bank was considering foreclosure proceedings on several other loans as to which management was uncertain whether the Bank would recover the outstanding balance and related expenses. These loans also contributed to the increased provision for the six months ended June 30, 1997.

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

Noninterest Income

Noninterest income for the six months ended June 30, 1998 was $302,000 compared to $295,000 for the six months ended June 30, 1997. Service charges on deposits remained relatively stable during these periods.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Noninterest Expense

Noninterest expense was $2.6 million for the six months ended June 30, 1998 compared to $2.5 million for the six months ended June 30, 1997, an increase of $100,000. Compensation and benefits expensed increased by $134,000 due to the implementation of the ESOP plan in October 1997 and the MRP plan in May 1998. Data processing expense increased by $48,000 due to increases in the numbers of deposit and loan accounts and the computer tapes which were produced for the bank's computer conversion scheduled to be completed in August of this year. Occupancy and equipment expense increased by $22,000 primarily due to the depreciation of newly purchased computer equipment. Federal deposit insurance premiums were $28,000 greater for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to a $27,000 credit in the first quarter of 1997, resulting from the payment of the special assessment for the recapitalization of SAIF. Professional fees paid in the six months ended June 30, 1998 were $30,000 greater than in the six month period ended June 30, 1997 primarily due to the increased reporting required of public companies. Other operating expense for the six months ended June 30, 1998 was $171,000 less than for the six months ended June 30, 1997 primarily due to decreases in expenses on real estate owned. The expense for charitable contributions decreased as larger donations were made by the charitable foundation created in 1996.

Income Taxes

The provision for income taxes was $1,696,000 for the six months ended June 30, 1998 compared to $750,000 for the six months ended June 30, 1997, an increase of $946,000. The increase in the income tax provision was due to an increase of $2.5 million in pretax earnings.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and June 30, 1997

General

Net earnings for the three months ended June 30, 1998 were $1,369,000, an increase of $661,000 from net earnings of $708,000 for the three months ended June 30, 1997. The increase was due primarily to an increase of $1,035,000 in net interest income and a decrease in non-interest expense of $31,000 partially offset by an increase in the provision for income taxes of $395,000.

Interest Income

Interest income for the three months ended June 30, 1998 was $6.0 million compared to $4.9 million for the three months ended June 30, 1997, an increase of $1.1 million or 22.4%. The increase resulted from the combination of an increase in the average balance of interest-earning assets and an increase in the average yield. The average yield on interest-earning assets increased from 7.77% for the three months ended June 30, 1997 to 7.88% for the three months ended June 30, 1998. The increases in the average balances of interest-earning assets were primarily the result of investing funds from the mutual-to-stock conversion.

Interest Expense

Interest expense for the three months ended June 30, 1998 was $2.6 million compared to $2.5 million for the three months ended June 30, 1997, an increase of $100,000 or 4.0%. The increase in interest expense was directly a result of increased borrowings from the Federal Home Loan Bank used to fund loan growth.

--------------------------------------------------------------------------------

                       FIRST SECURITYFED FINANCIAL, INC.
                               CHICAGO, ILLINOIS
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 1998 was $61,000 compared to $53,000 for the three months ended June 30, 1997, an increase of $8,000. The provision increased due to the increase in loans receivable.

The amount of the provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values, in the Bank's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgements which differ from those of management. Although management uses the best information available and maintains the Bank's allowance for losses at a level it believes adequate to provide for losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Noninterest Income

Noninterest income for the three months ended June 30, 1998 was $143,000 compared to $145,000 for the three months ended June 30, 1997. Service charges on deposit and transaction accounts remained relatively stable during these periods.

Noninterest Expense

Noninterest expense was $1,332,000 for the three months ended June 30, 1998 compared to $1,363,000 for the three months ended June 30, 1997, a decrease of $31,000. Compensation and benefits expense increased by $35,000 due to the implementation of the ESOP plan in October 1997 and the MRP plan in May 1998. Occupancy and equipment expense increased by $10,000 primarily due to the depreciation of newly purchased computer equipment. Data processing expense increased by $27,000 primarily as a result of additional reports and computer tapes produced for the bank's computer conversion scheduled to be completed in August of this year. Professional fees paid during the three months ended June 30, 1998 were $27,000 greater than in the three month period ended June 30, 1997 primarily due to the increased reporting required of public companies. Other operating expense for the three months ended June 30, 1998 was $131,000 less than for the three months ended June 30, 1997 primarily due to decreases in expenses on real estate owned and decreases in charitable contributions . Furthermore, printing expense for the three months ended June 30, 1998 was less than for the three months ended June 30, 1997 due to the institution's mutual-to-stock conversion which took place in 1997.

Income Taxes

Income taxes were $781,000 for the three months ended June 30, 1998 compared to $386,000 for the three months ended June 30, 1997, an increase of $395,000. The increase in the provision for income taxes was due to an increase of $1,056,000 in pretax earnings.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At June 30, 1998, $93.8 million or 43.3% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less or carry adjustable interest rates. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At June 30, 1998, $13.5 million or 45.9% of the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $17.4 million or 25.4% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of March 31, 1998, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 400 basis points in 100 point increments.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS

--------------------------------------------------------------------------------


   Assumed Change                            $ Change in         % Change in
  In Interest Rates          $ Amount            NPV                 NP V
  -----------------          --------            ---                 ----
    (Basis Points)           (Dollars in Thousands)

        + 400                 $50,007        $ (26,643)              (35)%
        + 300                  56,788          (19,862)              (26)
        + 200                  63,727          (12,922)              (17)
        + 100                  70,607           (6,043)               (8)
           --                  76,649               --                --
        - 100                  81,372            4,723                 6
        - 200                  84,940            8,291                11
        - 300                  88,856           12,206                16
        - 400                  93,922           17,272                23

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

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS

--------------------------------------------------------------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company's stockholders, held on May 6, 1998, the stockholders considered the following proposals:

     I.   The election of three directors of the Company

     II. The approval and adoption of the Company's 1998 Recognition and Retention Plan

     III. The approval and adoption of the Company's 1998 Stock Option and Incentive Plan

     IV. The approval and adoption of the appointment of Crowe, Chizek and Company, LLP as auditors for the fiscal year ending December 31, 1998.


The following directors were re-elected:

                                   For              Withheld             Total
                                   ---              --------             -----
     Steve Babyk                4,893,295            79,852            4,973,147
     Lila Maria Bodnar          4,885,788            87,359            4,973,147
     George Kawka               4,889,695            83,452            4,973,147


The vote on the election of proposals II, III, and IV were as follows:

                                 For        Against      Abstain      Non-Vote
                                 ---        -------      -------      --------
     Proposal  II             3,555,676     337,652       43,062     1,036,757
     Proposal  III            3,605,449     297,477       33,464     1,036,757
     Proposal  IV             4,912,721      26,526       33,900          --

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS

--------------------------------------------------------------------------------


Part II   Other Information

Item 6.   Exhibits and Reports on Form 8-K.

     a.   Exhibits - Exhibit 27 - Financial Data Schedule
     b.   Reports on Form 8-K - none

--------------------------------------------------------------------------------

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


                                        FIRST SECURITYFED FINANCIAL, INC
                                        (Registrant)


                                        By:  /s/Julian E. Kulas
                                        ---------------------------------------
                                        Julian E. Kulas
                                        Principal Executive Officer
                                        August 14, 1998



                                        By: /s/Harry Kucewicz
                                        ---------------------------------------
                                        Harry Kucewicz
                                        Chief Financial and Accounting Officer
                                        August 14, 1998

--------------------------------------------------------------------------------