Form 10-Q
period 1998-09-30
FIRST SECURITYFED FINANCIAL INC
filed 1998-11-16
CIK 1042534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the period ended: September 30, 1998

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

                                  YES [X]  NO [_]

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

        Class                                     Outstanding at October 31,1998
Common Stock, par value $0.01                            6,087,600 shares


                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS


                                      INDEX

Part I. Financial Information

     Item 1. Financial Statements

         Condensed Consolidated Statements of Financial Condition  as of
           September  30, 1998 and December 31, 1997..........................................................    3

         Condensed Consolidated Statements of Income for the three months  and
           nine  months ended September 30, 1998 and 1997....................................................     4

         Statement of Comprehensive Income for the three months and
           nine months ended September 30, 1998 and 1997......................................................    5

         Condensed Consolidated Statements of Changes in Stockholders` Equity for the
           nine months ended September 30, 1998 and 1997......................................................    6

         Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1998 and 1997...........................................................    8

         Notes to the Condensed Consolidated Financial Statements as of
           September 30, 1998.................................................................................    9

     Item 2.    Management's Discussion and Analysis of the Financial Condition
                and Results of Operation......................................................................   12

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................................   19


Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K................................................................   21


                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         September 30,         December 31,
                                                                             1998                  1997
                                                                         -------------         ------------
ASSETS
Cash and due from banks                                                    $  12,886             $  12,090
Federal funds sold                                                             3,268                18,000
                                                                           ---------             ---------
     Total cash and cash equivalents                                          16,154                30,090
Time deposits in other financial
  institutions                                                                   200                   200
Securities available-for-sale                                                 35,758                32,461
Securities held-to-maturity (fair value of
  $58,736 in 1998 and $57,498 in 1997)                                        58,319                57,022
Loans, net of allowance for loan losses                                      217,282               186,259
Federal Home Loan Bank stock                                                   2,001                 1,852
Premises and equipment, net                                                    3,779                 3,692
Accrued interest receivable                                                    2,969                 2,071
Intangible assets                                                                246                   291
Other assets                                                                   1,444                 1,911
                                                                           ---------             ---------

     Total assets                                                          $ 338,152             $ 315,849
                                                                           =========             =========

LIABILITIES AND STOCKHOLDERS` EQUITY
Liabilities
     Deposits                                                              $ 218,508             $ 210,100
     Advances from borrowers for taxes and
      insurance                                                                3,886                 2,400
     Advances from Federal Home Loan Bank                                     27,000                10,000
     Accrued interest payable and other liabilities                            1,343                 1,477
                                                                           ---------             ---------
         Total liabilities                                                   250,737               223,977

 Stockholders' Equity
     Preferred stock, $0.01 par value per share, 500,000 shares
      authorized, no shares issued and outstanding                              --                    --
     Common stock, $0.01 par value per share, 8,000,000
      shares authorized, 6,408,000 shares issued                                  64                    64
     Additional paid-in capital                                               65,633                65,495
     Unearned ESOP shares                                                     (4,670)               (4,935)
     Unearned MRP shares                                                      (3,996)                    0
     Retained earnings, substantially restricted                              35,554                31,290
     Net unrealized loss on available-for-sale
      securities, net of income taxes                                              1                   (42)
     Treasury stock, at cost; 320,400 shares                                  (5,171)                    0
                                                                           ---------             ---------
     Total stockholders' equity                                               87,415                91,872
                                                                           ---------             ---------

     Total liabilities and stockholders' equity                            $ 338,152             $ 315,849
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
--------------------------------------------------------------------------------

                                                        Nine months ended                  Three months ended
                                                           September 30,                      September  30,
                                                     1998              1997              1998              1997
                                                   -------           -------           -------           -------
Interest income
    Loans                                          $12,669           $10,637           $ 4,407           $ 3,676
    Securities                                       3,080             1,381             1,113               485
    Mortgage-backed securities                       2,074             2,483               547               787
    Other interest-earning assets                      406               225               140                70
                                                   -------           -------           -------           -------
    Total interest income                           18,229            14,726             6,207             5,018

Interest expense
    Deposits                                         7,029             7,139             2,331             2,433
    FHLB advances                                      717               335               304               152
                                                   -------           -------           -------           -------
    Total interest expense                           7,746             7,474             2,635             2,585

Net interest income                                 10,483             7,252             3,572             2,433

Provision for loan losses                              185               677                62                62
                                                   -------           -------           -------           -------

Net interest income after
  provision for loan losses                         10,298             6,575             3,510             2,371

Noninterest income
    Net gain on sale of securities                       0                19                 0                19
    Other income                                       484               456               182               161
                                                   -------           -------           -------           -------
       Total noninterest income                        484               475               182               180

Noninterest expense
    Compensation and benefits                        2,227             1,752               887               545
    Occupancy and equipment expense                    603               510               246               176
    Data Processing                                    310               216               121                75
    Federal deposit insurance premiums                 159               130                53                52
    Professional fees                                  127               118                46                38
    Other operating expenses                           780               905               281               264
                                                   -------           -------           -------           -------
       Total noninterest expense                     4,206             3,631             1,634             1,150
                                                   -------           -------           -------           -------

Income before income tax provision                   6,576             3,419             2,058             1,401

Provision for income taxes                           2,312             1,290               616               540
                                                   -------           -------           -------           -------


Net income                                         $ 4,264           $ 2,129           $ 1,442           $   861
                                                   =======           =======           =======           =======

Earnings per share
    Basic                                          $   .72           $   N/A           $   .26           $   N/A
                                                   =======           =======           =======           =======
    Diluted                                        $   .72 $         $   N/A               .26           $   N/A
                                                   =======           =======           =======           =======


--------------------------------------------------------------------------------


                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                        STATEMENT OF COMPREHENSIVE INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                       Nine Months Ended                 Three Months Ended
                                                         September 30,                     September 30,
                                                     1997             1998             1997             1998
                                                    ------           ------           ------           ------


Net Income                                          $4,264           $2,129           $1,442           $  861

Other comprehensive income, net of tax:
   Change  in unrealized gains on securities            43               61               13               34

                                                    ------           ------           ------           ------
Comprehensive Income                                $4,307           $2,190           $1,455           $  895
                                                    ======           ======           ======           ======


--------------------------------------------------------------------------------
                                                                               5


                       FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      Unrealized
                                                                                                      Gain (Loss)            Total
                                                  Additional   Unearned      Unearned               on Securities           Stock-
                                     Common        Paid-in       ESOP           MRP      Retained     Available-  Treasury  holders'
                                      Stock        Capital      Shares         Share     Earnings      for-Sale    Stock    Equity
                                     -------      ----------   --------      --------    --------   ------------- --------  --------
Balance at December 31, 1996              --            --          --           --      $29,465       $  (204)        --    $29,261

Net income                                --            --          --           --        2,129            --         --      2,129

Change in valuation allowance
  for securities available-for-sale,
  net of income taxes                     --            --          --           --           --            61         --         61
                                     -------       -------     -------      -------      -------       -------    -------    -------

Balance at September 30, 1997             --            --          --           --      $31,594       $  (143)        --    $31,451
                                     =======       =======     =======      =======      =======       =======    =======    =======


                                                                               6
--------------------------------------------------------------------------------


                       FIRST SECURITYFED FINANCIAL, INC.
                               CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
                                  - continued -
--------------------------------------------------------------------------------

                                                                                                    Unrealized
                                                                                                    Gain (Loss)              Total
                                                     Additional  Unearned      Unearned            on Securities             Stock-
                                          Common       Paid-in    ESOP          MRP      Retained   Available-     Treasury holders'
                                          Stock       Capital     Shares       Shares    Earnings    for-Sale       Stock    Equity
                                         ----------  ----------  --------      --------  --------   -----------    -------- --------
Balance at December 31, 1997             $     64   $ 65,495    $ (4,935)         --    $ 31,290   $    (42)         --    $ 91,872

Unearned MRP shares                            --      4,288          --      (4,288)         --         --          --          --

ESOP shares earned                             --        138         265          --          --         --          --         403

MRP shares earned                              --         --          --         292          --         --          --         292

Net income                                     --         --          --          --       4,264         --          --       4,264

Treasury stock                                 --         --          --          --          --         --      (9,459)     (9,459)

MRP shares allocated                           --     (4,288)         --          --          --         --       4,288          --

Change in valuation allowance
  For securities available-for-sale
  Net of income taxes                          --         --          --          --          --         43          --          43
                                         --------   --------    --------    --------    --------   --------    --------    --------

Balance at September 30, 1998            $     64   $ 65,633    $ (4,670)   $ (3,996)   $ 35,554   $      1    $ (5,171)   $ 87,415
                                         ========   ========    ========    ========    ========   ========    ========    ========


--------------------------------------------------------------------------------
                                                                               7


                        FIRST SECURITYFED FINANCIAL, INC.
                               CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                Nine months ended
                                                                                  September 30,
                                                                            1998                  1997
                                                                          --------              --------
Cash flows from operating activities
    Net income                                                            $  4,264              $  2,129
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation and amortization                                           289                   268
       Amortization of discounts and premiums
         on securities                                                         132                   111
       Provision for loan losses                                               185                   677
       ESOP compensation expense                                               403                     0
       MRP Expense                                                             292                     0
       Net gain on sales of securities available-for-sale                        0                   (19)
    Change in
          Deferred loan origination fees                                        40                    20
          Accrued interest receivable and other assets                        (431)                   62
          Other liabilities and deferred income taxes                         (134)               (2,238)
                                                                          --------              --------
              Net cash provided by operating activities                      5,040                 1,010

Cash flows from investing activities
    Purchase of securities available-for-sale                               (8,105)                  (15)
    Purchase of securities held-to-maturity                                (16,943)               (8,649)
    Purchase of Federal Home Loan Bank Stock                                  (149)                 (179)
    Proceeds from sales of securities available-for-sale                         0                 2,638
Proceeds from repayment of securities                                        8,220                 6,344
    Proceeds from calls and maturities of securities                        13,030                 4,000
    Net change in loans                                                    (32,151)              (16,096)
Capital expenditures, net                                                     (313)                  (38)
    Proceeds from sale of real estate owned                                      0                     0
                                                                          --------              --------
      Net cash used in investing activities                                (36,411)              (11,995)

Cash flows from financing activities
    Net increase in deposits                                                 8,408                 2,250
    Net borrowings from FHLB                                                17,000                 8,000
    Net decrease in advances from
      borrowers for insurance and taxes                                      1,486                  (980)
    Buyback of outstanding Common Stock                                     (9,459)                    0
                                                                          --------              --------
       Net cash provided by (used in) financing activities                  17,435                 9,270
                                                                          --------              --------

Decrease in cash and cash equivalents                                      (13,936)               (1,715)

Cash and cash equivalents at beginning of period                            30,090                 7,300
                                                                          --------              --------

Cash and cash equivalents at end of period                                $ 16,154              $  5,585
                                                                          ========              ========


--------------------------------------------------------------------------------
                                                                               8

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

First SecurityFed Financial, Inc. (the Company) is a Delaware corporation organized in July 1997 by First Security Federal Savings Bank (the Bank) in connection with the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. For purposes of the Form 10-Q the unaudited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank as a predecessor entity to the Company for periods prior to the mutual to stock conversion on October 31,1997.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of September 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997.

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


--------------------------------------------------------------------------------
                                                                               9

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the three and nine month period ended September 30,1998 is presented below:



                                                                        Three months ended      Nine months ended
                                                                        September 30,1998       September 30, 1998
                                                                        ------------------      -----------------
Earnings per common share
      Net Income                                                              $1,442                  $4,264
                                                                              ------                  ------
           Net income attributable to common shareholders                     $1,442                  $4,264
                                                                              ======                  ======


      Weighted average common shares outstanding                               5,261                   5,657
      Add: shares committed to be issued to charitable foundation                250                     250
                                                                              ------                  ------


          Total weighted average common shares outstanding                     5,511                   5,907
                                                                              ======                  ======
               Basic earnings per share                                       $  .26                  $  .72
                                                                              ======                  ======

--------------------------------------------------------------------------------
                                                                              10

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at September 30, 1998.

                                              Core                Risk based
                                             Capital               Capital
                                             -------               -------
                                          (In thousands)

Regulatory capital                           $65,798               $67,781

Minimum capital requirement                   13,006                12,688
                                             -------               -------

Excess regulatory capital over
  minimum requirement                        $52,792               $55,093
                                             =======               =======




NOTE 5 - COMPREHENSIVE INCOME

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale.

--------------------------------------------------------------------------------
                                                                              11

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

Total assets increased $22.4 million to $338.2 million at September 30, 1998 from $315.8 million at December 31, 1997. The increase consisted primarily of increases of $31.0 million in loans receivable and a $4.6 million in securities funded by a decrease of $13.9 million in cash and cash equivalents, increases of $8.4 million in deposits and $17.0 million in advances from the Federal Home Loan Bank.

Net loans receivable increased by $31.0 million from $186.3 million at December 31, 1997 to $217.3 million at September 30, 1998 as a result of increased marketing efforts and strong market demand due to the prevailing favorable interest rate environment.

Cash and cash equivalents decreased by $13.9 million from $30.1 million at December 31, 1997 to $16.2 million at September 30, 1998. This decrease was the result of the redeployment of stock conversion proceeds and other funds into higher yielding loans and securities, and the repurchase of stock.

Securities available-for-sale increased by $3.3 million from $32.5 million at December 31, 1997 to $35.8 million at September 30, 1998. During the same nine month period, securities held-to-maturity increased by $1.3 million from $57.0 million at December 31, 1997 to $58.3 million at September 30, 1998. This $4.6 million increase in securities was the result of the investment of the proceeds of the institution's mutual-to-stock conversion.

Total liabilities at September 30, 1998 were $250.7 million compared to $224.0 million at December 31, 1997, an increase of $26.7 million. Deposits increased by $8.4 million and FHLB advances, most of which had terms of 42 to 120 months, increased by $17.0 million. During the same nine month period, advances from borrowers for taxes and insurance increased $1.5 million. The net increase in liabilities helped in funding loan growth, increasing the securities portfolio, and repurchasing common stock.

Equity at September 30, 1998 was $87.4 million compared to $91.9 million at December 31, 1997, a decrease of $4.5 million. The decrease was due primarily to the company's repurchase of outstanding common stock of $9.5 million of which $4.3 million was used to fund the Recognition and Retention Plan. This was partially offset by net income of $4.3 million for the period.


Comparison of Operating Results for the Nine Months Ended September 30, 1998 and September 30, 1997

General

Net earnings for the nine months ended September 30, 1998 were $4,264,000 , an increase of $2,135,000 from net earnings of $2,129,000 for the nine months ended September 30, 1997. The


--------------------------------------------------------------------------------
                                                                              12

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

increase was due primarily to an increase of $3,231,000 in net interest income and a $492,000 decrease in the provision for loan losses partially offset by increases of $639,000 in non-interest expense and $958,000 in the provision for income taxes

Interest Income

Interest income for the nine months ended September 30, 1998 was $18.2 million compared to $14.7 million for the nine months ended September 30, 1997, an increase of $3.5 million or 23.8%. The increase in interest income was the result of an increase in the average balance of interest earning assets due to increases in the average balances of loan receivables and securities. The increases in the average balances of loans receivable and securities were primarily the result of investing funds from the mutual-to-stock conversion and funds from Federal Home Loan Bank advances and deposits.

Interest Expense

Interest expense for the nine months ended September 30, 1998 was $7,746,000 compared to $7,474,000 for the nine months ended September 30, 1997, an increase of $272,000 or 3.6%. The increase in interest expense was due primarily to a $382,000 increase in interest paid on Federal Home Loan Bank advances which were used to fund loan growth and was partially offset by a $110,000 decrease in interest paid on deposits.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 1998 was $185,000 compared to $677,000 for the nine months ended September 30, 1997, a decrease of $492,000. The provision for loan losses in 1997 was due to various loans to the Bennett Funding Group, Inc. (Bennett Funding) which were secured by equipment leases. Bennett Funding declared bankruptcy in 1996. During 1996, no additional loan loss provisions were made as management investigated whether the leases securing the loans on their books were legally secured and also awaited further rulings from the bankruptcy court. During 1997, after receiving a settlement offer, the Bank charged off $432,000 of the Bennett Funding loans. In addition, during 1997, the Bank was considering foreclosure proceedings on several other loans as to which management was uncertain whether the Bank would recover the outstanding balance and related expenses. These loans also contributed to the increased provision for the nine months ended September 30, 1997.

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


--------------------------------------------------------------------------------
                                                                              13

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Noninterest Income

Noninterest income for the nine months ended September 30, 1998 was $484,000 compared to $475,000 for the nine months ended September 30, 1997. A $28,000 increase in other income due to increased ATM fees was partially offset by a $19,000 decrease in the net gain on the sale of securities. However, service charges on deposit and transaction accounts remained relatively stable during these periods.

Noninterest Expense

Noninterest expense was $4,206,000 for the nine months ended September 30, 1998 compared to $3,631,000 for the nine months ended September 30, 1997, an increase of $575,000.

Compensation and benefits expense increased by $475,000 due to the implementation of the ESOP plan in October 1997 and the RRP plan in May 1998. Occupancy and equipment expense increased by $93,000 primarily due to the depreciation of newly purchased computer equipment and other office building improvements at various locations of the bank. Data processing expense increased by $94,000 due to increases in the numbers of deposit and loan accounts and expenses associated with the Bank's computer conversion which was completed in August of this year. Federal deposit insurance premiums were $29,000 greater for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to a $27,000 credit in the first quarter of 1997, resulting from the payment of the special assessment for the recapitalization of SAIF. Professional fees paid in the nine months ended September 30, 1998 were $9,000 greater than in the nine month period ended September 30, 1997 primarily due to increased reporting required of public companies. Other operating expense for the nine month period ended September 30, 1998 was $125,000 less than for the nine month period ended September 30, 1997 primarily due to decreases in expenses on real estate owned and advertising. Also, the expense for charitable contributions decreased as most donations were made by the previously funded charitable foundation .

Income Taxes

The provision for income taxes was $2,312,000 for the nine months ended September 30, 1998 compared to $1,290,000 for the nine months ended September 30, 1997, an increase of $1,022,000. The increase in the income tax provision was due to an increase of $3.2 million in pretax earnings.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1997

General

Net income for the three months ended September 30, 1998 was $1,442,000, an increase of $581,000 from net income of $861,000 for the three months ended September 30, 1997. The increase was due primarily to an increase of $1,139,000 in net interest income partially offset by an increase in noninterest expense of $548,000.


--------------------------------------------------------------------------------
                                                                              14

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest Income

Interest income for the three months ended September 30, 1998 was $6.2 million compared to $5.0 million for the three months ended September 30, 1997, an increase of $1.2 million or 24%. The increase in interest income was the result of an increase in the average balance of interest earning assets due to increases in the average balances of loans receivable and securities. The increases in the average balances of loans receivable and securities were primarily the result of investing funds from the mutual-to-stock conversion, and investing funds from FHLB advances and increased deposits.

Interest Expense

Interest expense for the three months ended September 30, 1998 was $2,635,000 compared to $2,585,000 for the three months ended September 30, 1997, an increase of $50,000. The increase in interest expense was due primarily to a $152,000 increase in interest paid on Federal Home Loan Bank advances which were used to fund loan growth and was partially offset by a $102,000 decrease in interest paid on deposits. The interest paid on deposits decreased due to the current falling interest rate environment.

Provision for Loan Losses

The provision for loan losses was $62,000 for both the three month period ending September 30, 1998 and the three month period ending September 30, 1997.

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

Noninterest Income

Noninterest income for the three months ended September 30, 1998 was $182,000 compared to $180,000 for the three months ended September 30, 1997, an increase of $2,000. A $21,000 increase in other income was due primarily to increased ATM fee income and was offset by a $19,000 decrease in the net gain on the sale of securities. Other service charges on deposit and transaction accounts remained relatively stable during the two periods.

Noninterest Expense

Noninterest expense was $1,634,000 for the three months ended September 30, 1998 compared to $1,150,000 for the three months ended September 30, 1997, an increase of $484,000. Compensation and benefits expense increased by $342,000 primarily due to the implementation of the ESOP plan in October 1997 and the RRP plan in May 1998. Occupancy and equipment


--------------------------------------------------------------------------------
                                                                              15

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

expense increased by $70,000 due to the depreciation of the newly purchased computer equipment and other office building improvements at various locations of the bank.

Data processing expense increased by $46,000 due to increases in the number of deposit and loan accounts and costs associated with the Bank's computer conversion which was completed in August of this year. Professional fees paid during the three months ended September 30, 1998 were $8,000 greater than during the three months ended September 30, 1997 primarily due to the increased reporting required of public companies. Other operating expense for the three month period ended September 30, 1998 was $17,000 more than for the three month period ended September 30, 1997 due to increased travel and education expenses related to the training of employees in the use of the new computer system. Also contributing to the increased expense was the increase in appraisal fees paid to mortgage appraisers during the recent period of high loan demand.

Income Taxes

The provision for income taxes was $616,000 for the three months ended September 30, 1998 compared to $540,000 for the three months ended September 30, 1997, an increase of $76,000. The increase in the provision for income taxes was due to an increase of $657,000 in pretax earnings.

Impact of New Accounting Standards

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in 1997 by the Financial Accounting Standards Board. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 31, 1997. Management does not believe that the provisions of this Statement are applicable to the Company, since substantially all of the Company's operations are banking services.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held-to-maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held-to-maturity to available-for-sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for the fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS 133 to have a significant impact on the Company's financial statements.

--------------------------------------------------------------------------------
                                                                              16

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 will be effective on January 1,1999 and is not expected to have a significant impact on the Company's financial statements, as the Company currently does not securitize loans.

Impact Of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the current interest rate environment, the liquidity and maturity structure and quality of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

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


--------------------------------------------------------------------------------
                                                                              17

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

Year 2000

The Bank's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Bank can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. Currently, the Bank utilizes the services of a nationally recognized data processing service bureau which specializes in data processing for financial institutions.

The Bank has conducted a review of its computer systems to review the systems that could be affected by the Year 2000 issue and has developed a plan of action to resolve the issue. In 1997, the Bank began a process of identifying any Year 2000 related problems that may be experienced by its computer-dependent systems. During this process of identifying and assessing any potential Year 2000 related problems, the Bank decided to convert from its current data processing service bureau to the aforementioned nationally-recognized data processing service bureau. As part of this conversion, the Bank also decided to purchase all new computer hardware to replace the existing outdated teller terminals. The installation of the new hardware and the conversion to the new service bureau took place successfully in August 1998.

The Bank has received confirmation from both the computer hardware supplier and the data processing service bureau that both systems (hardware and software) are Year 2000 compliant. However, the Bank will perform it's own independent testing of the systems in November 1998 and again in the spring of 1999.

The  Bank  has   contacted   the   companies   that   supply  or   service   its
computer-dependent systems to obtain confirmation that each system that is material to the operation of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 complaint, the Bank will continue to work with appropriate servicer or supplier to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Bank or disruption of the Bank's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant.

In addition to the possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Bank's significant borrowers or impairing the payroll systems of large employers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Year 2000 related difficulties will affect net earnings or cash flow. At this time, however, the expense that may be incurred by the Bank in connection with Year 2000 issues cannot be determined.

--------------------------------------------------------------------------------
                                                                              18

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

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At September 30, 1998, $94.8 million or 43.4% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less or carry adjustable interest rates. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At September 30, 1998, $12.4 million or 46.1% of the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $20.9 million or 31.0% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of June 30,1998, the latest date for which information is available, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 400 basis points in 100 point increments. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank's current interest rate risk position.


--------------------------------------------------------------------------------
                                                                              19

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------


        Assumed Change                     $ Change in          $ Change
      In Interest Rates      $ Amount           NPV                NPV
      -----------------      --------      -----------          --------
       (Basis Points)           (Dollars in Thousands)

           + 400             $ 52,685       $(24,688)             (32)%
           + 300               59,264        (18,109)             (23)
           + 200               65,937        (11,435)             (15)
           + 100               72,305         (5,068)              (7)
              --               77,373             --               --
           - 100               81,817          4,445                6
           - 200               85,367          7,995               10
           - 300               89,673         12,300               16
           - 400               94,606         17,233               22



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


--------------------------------------------------------------------------------
                                                                              20

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K.

     a.   Exhibits - Exhibit 27 - Financial Data Schedule

     b.   Reports on Form 8-K - none


--------------------------------------------------------------------------------
                                                                              21

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


                                          FIRST SECURITYFED FINANCIAL, INC
                                          (Registrant)



                                          By: /s/Julian E. Kulas
                                          --------------------------------------
                                          Julian E. Kulas
                                          Principal Executive Officer
                                          November 13,1998



                                          By: /s/Harry Kucewicz
                                          --------------------------------------
                                          Harry Kucewicz
                                          Chief Financial and Accounting Officer
                                          November  13, 1998




--------------------------------------------------------------------------------
                                                                              22