Form 10-K
period 1998-12-31
FIRST SECURITYFED FINANCIAL INC
filed 1999-03-31
CIK 1042534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 1998
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


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

                              --------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                     ------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 1998, the Registrant had 5,854,512 shares of Common Stock issued and outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 1998 was $66.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1998.
     PART III of Form 10-K - Proxy Statement for 1998 Annual Meeting of Stockholders.

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

     The Bank's Western Avenue office is located on the near northwest side of Chicago in the "Ukrainian Village" community, a middle-income community where the Bank has focused its operations since 1964. This community is located approximately two and one half miles to the northwest of downtown Chicago and approximately three miles west of Lake Michigan. The majority of the community's many businesses are small and local companies. Residences within the community consist primarily of two- to four-family flats and single family homes although there are also midsize apartment buildings. Real estate values within this community have risen sharply over the last ten years as "gentrification" has begun to occur as a result of the community's proximity to downtown Chicago.

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

     The Bank's Philadelphia branch was acquired in 1994 through a purchase from the Resolution Trust Corporation. The branch is located in a moderate income neighborhood of Philadelphia known as "Rhawnhurst." The community is home to many persons of Eastern European heritage, including new immigrants. Residences within the community consist primarily of single family row houses and, to a lesser extent, small apartment buildings.

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

Lending Activities

     General. The principal lending activity of the Bank is originating for its portfolio fixed and, to a much lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. First Security also originates home equity, multi-family and commercial real estate, consumer and other loans in its market area. At December 31, 1998, the Bank's loans receivable, net totaled $218.3 million. See "- Originations of Loans."

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                          December 31,
                             ---------------------------------------------------------------------------------------------------

                                      1998               1997               1996                1995                1994
                             -------------------  ------------------  -----------------  ------------------  -------------------

                               Amount    Percent   Amount    Percent   Amount   Percent   Amount    Percent   Amount   Percent
                             ----------  -------  ---------  -------  --------  -------  --------   -------  --------  -------


Real Estate Loans:
One- to four-family........    $182,452    82.23%  $154,819    81.66%  $134,971   81.14%   $117,379    79.83  %$110,280   79.53%
Multi-family...............      11,313     5.10     10,999     5.80      9,374    5.63       7,926     5.39      7,731    5.58
Commercial.................      11,535     5.20      9,308     4.91      7,647    4.60       7,865     5.35      6,911    4.98
Mixed use(1)...............       9,898     4.46      7,927     4.18      8,004    4.81       7,262     4.94      7,433    5.36
                                -------    -----    -------   ------    -------   -----   ---------   ------    -------  ------
  Total real estate loans..     215,198    96.99    183,053    96.55    159,996   96.18     140,432    95.51    132,355   95.45

Consumer loans:
Share loans................       1,091      .49      1,421     0.75      1,174    0.71       1,570     1.07      1,328    0.96
Automobile.................          16      .01         47     0.01         74    0.04         110     0.07        141    0.10
Home equity................       5,158     2.32      4,602     2.43      3,431    2.06       3,684     2.51      3,870    2.79
Home improvement...........          11      .01          7     0.01         12    0.01          29     0.02         69    0.05
Other......................         404      .18        387     0.21        395    0.24         445     0.30        452    0.33
                                -------    -----    -------   ------    -------   -----   ---------   ------    -------  ------
  Total consumer loans....       6,680     3.01      6,464     3.41      5,086    3.06       5,838     3.97      5,860    4.23
Loans secured by leases....         ---      ---         81     0.04      1,272    0.76         759     0.52        448    0.32
                                -------   ------    -------   ------    -------   -----   ---------   ------    -------  ------
  Total loans..............     221,878   100.00%   189,598   100.00%   166,354  100.00%    147,029   100.00%   138,663  100.00%
                                          ======              ======             ======               ======
Less:
Deferred fees and discounts       1,498               1,511               1,486               1,578               1,664
Allowance for losses.......       2,069               1,828               1,520                 885                 792
                                -------             -------             -------           ---------             -------
  Total loans receivable, net  $218,311            $186,259            $163,348            $144,566            $136,207
                               ========            ========            ========            ========

-----------

(1) Mixed use refers to real estate on which the borrower both resides and conducts a business.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                          December 31,
                             ---------------------------------------------------------------------------------------------------

                                      1998               1997               1996                1995                1994
                             -------------------  ------------------  -----------------  ------------------  -------------------

                               Amount    Percent   Amount    Percent   Amount   Percent   Amount    Percent   Amount   Percent
                             ----------  -------  ---------  -------  --------  -------  --------   -------  --------  -------

                                                                      (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
  One- to four-family...      $175,246      78.9    $143,882    75.89   $118,308   71.12   $101,015   68.70  $ 93,139    67.17%
  Multi-family..........        11,313       5.10     10,999     5.80      9,169    5.51      7,719    5.25     7,522     5.43
  Commercial............         8,625       3.89      7,649     4.04      6,545    3.94      7,370    5.01     6,628     4.78
  Mixed use(1)..........         9,444       4.26      7,446     3.93      7,424    4.46      6,666    4.53     6,790     4.90
                              ---------    ------   --------   ------   --------  ------   --------   -----   -------   ------
  Total real estate loans      204,628      92.23    169,976    89.66    141,446   85.03    122,770   83.49   114,079    82.28
Consumer................         1,522        .69      1,862     0.98      1,655    1.00      2,154    1.46     1,990     1.44
Loans secured by leases.           ---        ---         81     0.04      1,272    0.76        759    0.52       448     0.32
                              --------     ------    -------   ------    ------- -------   --------   -----  --------   ------
  Total fixed-rate loans       206,150      92.92    171,919    90.68    144,373   86.79    125,683   85.47   116,517    84.04

Adjustable-Rate Loans
Real estate:
  One-to-four-family....         7,206       3.25     10,937     5.77     16,663   10.02     16,364   11.13    17,141    12.36
  Multi-family..........           ---        ---        ---      ---        205    0.12        207    0.14       209     0.15
  Commercial............         2,910       1.31      1,659     0.87      1,102    0.66        495    0.34       283     0.20
  Mixed use.............           454        .20        481     0.25        580    0.35        596    0.41       643     0.46
Consumer................         5,158       2.32      4,602     2.43      3,431    2.06      3,684    2.51     3,870     2.79
                               -------     ------    -------  -------     ------  ------   --------   ------- -------   ------
  Total adjustable-rate loans   15,728       7.08     17,679     9.32     21,981   13.21     21,346   14.53    22,146    15.96
                               -------     ------    -------  -------     ------  ------    -------   -----   -------   ------
 Total loans...........       $221,878     100.00%   189,598   100.00%   166,354   100.00%  138,663   100.00% 138,663   100.00%
                                           ======              ======              ======             ======            ======

Less:
Deferred fees and discounts      1,498                 1,511               1,486              1,578             1,664
Allowance for losses....         2,069                 1,828               1,520                885               792
                               -------              --------           ---------            -------            ------
  Total loans receivable,
    net.................      $218,311              $186,259            $163,348           $144,566          $136,207
                              ========              ========            ========           ========          ========


    The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final payment is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                              Real Estate
                        --------------------------------------------------------
                                                         Multi-family and
                                                          Commercial Real
                           One- to four-family                Estate             Consumer and Leases            Total
                        ---------------------------   ------------------------  ------------------------  --------------------
                                          Weighted                 Weighted                   Weighted             Weighted
                                           Average                  Average                   Average               Average
                            Amount          Rate       Amount        Rate        Amount        Rate       Amount      Rate
                        -------------     --------    --------    -----------   -------     -----------   ------- ------------
                                                                   (Dollars in Thousands)


      Due During
     Years Ending
     December 31,
-------------------
1999...................     $  1,603        7.49%       $4,007       8.98%       $1,168        9.21%     $  6,778      8.67%
2000...................        1,174        7.81         1,885       9.25           652        8.54         3,711      8.67
2001 to 2003...........       19,713        7.74        16,955       8.88         4,786        8.30        41,454      8.27
2004 to 2008...........       17,303        7.59         1,582       9.51            29        4.50        18,914      7.75
2009 to 2023...........       70,185        7.93         7,359       8.77            45        7.41        77,589      8.01
2024 and following.....       72,474        7.66           958       8.11           ---         ---        73,432      7.67
                            --------        ----       -------       ----       -------        ----      --------      ----
   Total...............     $182,452        7.77%      $32,746       8.90%       $6,680        8.46%     $221,878      7.96%
                            ========                   =======                  =======                  ========




     The total amount of loans due after December 31, 1998 which have predetermined interest rates is $206.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $15.7 million.

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1998, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $10.0 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1998, the largest dollar amount outstanding or committed to be lent to one borrower or, group of related borrowers, related to one residential loan and several multi-family dwelling loans totaling $1.4 million secured by the borrower's residence and several multi-family dwellings located in Chicago, Illinois. At December 31, 1998, these loans were performing in accordance with their terms. As of the same date, there were five other lending relationships with carrying values in excess of $1.0 million.

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

     The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers fixed rate balloon products with a 30 year amortization schedule which are due in five or seven years and which, under certain circumstances, may be extended for an additional term of up to five or seven years, as applicable. As of December 31, 1998, the Bank had $25.7 million of fixed rate loans with original terms of 10 years or less (most of which were five or seven year balloon loans), $56.5 million of fixed rate loans with original terms of 10-15 years and $93.0 million of fixed rate loans with original terms of more than 15 years. See "- Originations of Loans."

     The Bank also originates fixed rate home equity loans with terms of up to ten years. These loans are written so that the total balance does not exceed the lesser of $35,000 or 75% of the appraised value of the security property when combined with the balance of the first mortgage lien. At December 31, 1998, the Bank had $1.0 million of home equity loans, all of which are classified in the tabular data as one- to four-family residential loans.

     The Bank also offers ARMs which carry interest rates which adjust at a margin (generally 250 basis points) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for a cap on annual interest rate changes of 200 basis points and a lifetime cap generally of 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100-150 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. At December 31, 1998, one- to four-family ARMs totaled $7.2 million or 3.25% of the Bank's total loan portfolio. ARM volume increased during 1998 as a result of an increase in first-time home buyers.

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

     While the Bank seeks to originate most of its one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum, the Bank does make one- to four-family residential loans in amounts in excess of such maximum. The Bank's delinquency experience on such loans has been similar to its experience on its other residential loans.

     The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank originates permanent multi-family and commercial real estate loans secured by properties in its primary market area. At December 31, 1998, the Bank had multi-family loans totaling $11.3 million, or 5.1% of the Bank's total loan portfolio, and $21.4 million in commercial real estate loans, representing 9.7% of the total loan portfolio.

     The Bank's multi-family loan portfolio consists primarily of loans secured by nine or fewer units. The Bank's commercial real estate loans are primarily secured by retail stores, small office buildings, store/apartment complexes, taverns and store front offices.

     The Bank's multi-family real estate loans generally carry a maximum term of 15 years and have fixed rates, although most of these loans are five year balloons with a 25 year or more amortization schedule. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property. Most of the Bank's commercial real estate loans are five year balloon loans with fixed rates of interest. Also included in the Bank's commercial real estate loans are $2.8 million of lines of credit secured by commercial real estate with floating interest rates tied to the prime rate of interest. Commercial real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property.

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

     At December 31, 1998, the Bank's largest commercial real estate or multi-family loan outstanding totaled $814,000 and was secured by a mixed use building containing a veterinary hospital on the ground floor and apartments on the second floor located in Chicago, Illinois. The loan was performing in accordance with its terms as of that date.

     Multi-family and commercial real estate loans may present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

     Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity lines of credit, automobile and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity lines of credit, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 1998 consumer loans totaled $6.7 million or 3.0% of total loans outstanding.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Other than the home equity lines of credit, the Bank's consumer loans are made at fixed interest rates, with terms of up to five years.

     The Bank's home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 75% of the appraised value of the property. These loans are written with fixed terms of up to five years and carry interest rates that float with the prime rate of interest. At December 31, 1998, the Bank's home equity lines of credit totaled $5.2 million outstanding, or 2.3% of the Bank's total loan portfolio.

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

     The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.


                                                            Year Ended December 31,
                                               -------------------------------------------------

                                                      1998           1997              1996
                                               ---------------  ---------------  ---------------
                                                                 (In Thousands)
Originations by type:
 Adjustable rate:
   Real estate - one- to four-family........         $ 1,791        $ 1,082         $ 3,067
                                                     -------        -------         -------
         Total adjustable-rate..............           1,791          1,082           3,067
                                                     -------        -------         -------
 Fixed rate:
   Real estate - one- to four-family........          68,797         46,207          34,696
                     - multi-family.........           5,076          6,066           4,329
                     - commercial...........           5,289          1,234             682
   Non-real estate - consumer...............           3,772          3,477           2,039
     Loan secured by leases.................             ---            ---             500
                                                     -------        -------         -------
         Total fixed-rate...................          82,934         56,984          42,246
                                                     -------        -------         -------
         Total loans originated.............          84,725         58,066          45,313
                                                     -------        -------         -------

Principal repayments........................         (52,445)       (34,822)        (25,988)
                                                     -------        -------         -------

Increase (decrease) in other
    items, net..............................            (228)          (333)           (543)
                                                     -------        -------         -------
        Net increase........................         $32,052        $22,911         $18,782
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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.

                                                           Loans Delinquent For:
                              ----------------------------------------------------------------
                                                                                                   Total Loans Delinquent
                                        60-89 Days                  90 Days and Over                  60-Days-or-More
                              ----------------------------    -----------------------------  ----------------------------------

                                                    Percent                       Percent                               Percent
                                                    of Loan                       of Loan                               of Loan
                                Number   Amount    Category    Number    Amount   Category       Number     Amount     Category
                              ---------- --------  ----------  -------  -------- ----------    ---------  ----------  -----------
                                                                              (Dollars in Thousands)


Real Estate:
  One- to four-family........      4       $64         .04%       12        $468       .26%       16        $   532       .29%
  Multi-family...............      1        78         .69         3         224      1.98         4            302      2.67
  Commercial and mixed use...      3       467        4.05         3         313      1.46         6            780      3.64
Consumer.....................      4         5         .07         6           7       .10        10             12       .18
                                  --       ---        ----        --       -----      ----        --          -----      ----
Total........................     12      $614         .28%       24      $1,012       .46%       36         $1,626       .73%
                                  ==      ====        ====        ==      ======      ====        ==         ======      ====



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

     On the basis of management's review of its assets, at December 31, 1998, the Bank had classified a total of $1.0 million of its loan and other assets as follows:

                                                                 At
                                                            December 31,
                                                                1998
                                                        --------------------
                                                           (In Thousands)

Substandard...........................................         $1,007
Doubtful assets.......................................              5
Loss assets...........................................            ---
      Total...........................................         $1,012
General loss allowance................................         $2,069
Specific loss allowance...............................         $  ---
Charge-offs, net......................................         $    5



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

                                                                              December 31,
                                              -------------------------------------------------------------------------------
                                                   1998           1997            1996           1995            1994
                                              -------------  ----------------  ------------  -------------   ---------------
                                                                         (Dollars in Thousands)


Non-accruing loans:
  One- to four-family.......................       $   9       $      9          $    9         $    9          $   41
  Commercial real estate....................         ---            ---             ---            ---             254
                                                  ------        -------          ------         ------          ------
      Total................................            9              9               9              9             295

Accruing loans delinquent 90 days or more:
  One- to four-family.......................         459            614           1,111            971             500
  Multi-family..............................         224            ---             180            367             330
  Commercial real estate....................         313            566             882            749             257
  Consumer..................................           7            194             226            189              43
                                                  ------        -------          ------         ------          ------
      Total................................       1,003          1,374           2,399          2,276           1,130

Foreclosed assets:
  One- to four-family.......................         ---            ---              40            ---             ---
  Commercial real estate....................         ---            ---             ---            499             207
                                                  ------        -------          ------         ------          ------
       Total................................         ---            ---              40            499             207

Non-performing leases(1)....................         ---             81           1,272           ---              ---
                                                  ------        -------          ------         ------          ------
Total non-performing assets.................      $1,012         $1,464          $3,720         $2,784          $1,632
                                                  ======         ======          ======         ======          ======
Total as a percentage of total assets.......       0.30%          0.46%           1.44%          1.11%           0.72%
                                                   ====           ====            ====           ====            ====


-------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the years ended December 31, 1997 and December 31, 1996 -- Provision for Loan Losses" in the Annual Report attached as Exhibit 13 hereto for a discussion of the Bank's Bennett Funding leases.


     For the years ended December 31, 1997 and December 31, 1998, gross interest income (less additions to the interest reserve) which would have been recorded had the non-accruing loans (and accruing loans delinquent 90 days or more) been current in accordance with their original terms amounted to $45,000 and $116,000, respectively. No interest income was recognized on non-accruing loans for the years ended December 31, 1998 and December 31, 1997, respectively.

     Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1998, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                 Year Ended December 31,
                                  --------------------------------------------------------

                                     1998       1997      1996       1995      1994
                                  ----------- -------- ----------- -------- -------------
                                                 (Dollars in Thousands)


Balance at beginning of period....   $1,828     $1,520    $  885       $792    $608

Charge-offs:
  One- to four-family.............      ---        ---       ---        ---     ---
  Multi-family....................      ---        ---       ---        ---     ---
  Commercial real estate..........      ---        ---        68         28     ---
  Construction or development.....      ---        ---       ---        ---     ---
  Consumer........................        5          2         3         15     ---
  Leases..........................      ---        432       ---        ---     ---
                                      ------    ------    ------       ----    ----
                                          5        434        71         43     ---

Recoveries:
  One- to four-family.............      ---        ---       ---        ---     ---
  Multi-family....................      ---        ---       ---        ---     ---
  Commercial real estate..........      ---        ---       ---        ---     ---
  Construction or development.....      ---        ---       ---        ---     ---
  Consumer........................      ---          4       ---        ---       2
  Leases..........................      ---        ---       ---        ---     ---
                                     ------     ------    ------       ----    ----
                                        ---          4       ---        ---       2

Net (charge-offs) recoveries......       (5)      (430)      (71)       (43)      2
Additions charged to operations...      246        738       706        136     182
                                     ------     ------    ------       ----    ----
Balance at end of period..........   $2,069     $1,828    $1,520       $885    $792
                                     ======     ======    ======       ====    ====

Ratio of net charge-offs
  (recoveries) during the period
   to average loans outstanding
   during the end of period.......      ---%      0.25%     0.05%     (0.03)%   ---%
                                        ===       ====      ====       ====    ====

Ratio of net charge-offs
  (recoveries) during the period
  to average non-performing assets.      38%s    21.12%     2.15%     (1.88)% (0.10)%
                                        ===      =====      ====       ====   =====


     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                            December 31,
                         --------------------------------------------------------------------------------------------------

                                   1998                             1997                             1996
                         -------------------------------- -------------------------------- --------------------------------
                                                 Percent                          Percent                          Percent
                                                of Loans                         of Loans                         of Loans
                            Amount      Loan     in Each     Amount      Loan     in Each    Amount      Loan      in Each
                           of Loan    Amounts   Category    of Loan    Amounts   Category    of Loan    Amounts   Category
                             Loss        by     of Total      Loss        by     of Total     Loss        by      of Total
                          Allowance   Category    Loans    Allowance   Category    Loans    Allowance  Category     Loans
                         ---------- --------------------- -------------------------------- -------------------------------
                                                                        (Dollars in Thousands)
One- to four-family .   $    736     $182,452    82.23%   $    572    $154,819     81.66%   $    355   $134,971     81.14%
Multi-family ........         83       11,313     5.10          67      10,999      5.80          56      9,374      5.63
Commercial real
   estate ...........        483       21,433     9.66         448      17,235      9.09         245     15,651      9.41
Construction or
   development ......         --           --       --          --          --        --          --         --        --
Consumer ............        112        6,680     3.01          80       6,464      3.41          68      5,086      3.06
Loans secured by
   leases ...........         --           --       --          40          81      0.04         318      1,272      0.76
Unallocated .........        655           --       --         621          --        --         478         --        --
       Total ........   $  2,069     $221,878   100.00%   $  1,828    $189,598    100.00%   $  1,520   $166,354    100.00%


                                                      December 31,
                          -----------------------------------------------------------------
                                    1995                            1994
                          -----------------------------------------------------------------
                                                 Percent                          Percent
                                                 of Loans                         of Loans
                            Amount      Loan     in Each     Amount      Loan     in Each
                            of Loan    Amounts   Category   of Loan     Amounts   Category
                             Loss        by      of Total     Loss        by      of Total
                           Allowance  Category    Loans    Allowance   Category    Loans
                          -----------------------------------------------------------------
                                                   (Dollars in Thousands)
One- to four-family .    $    310    $117,379     79.83%   $    284   $110,280     79.53%
Multi-family ........          56       7,926      5.39          52      7,731      5.58
Commercial real
   estate ...........         199      15,127     10.29         233     14,344     10.34
Construction or
   development ......          --          --        --          --         --        --
Consumer ............          70       5,838      3.97          71      5,860      4.23
Loans secured by
   leases ...........          76         759      0.52          55        448      0.32
Unallocated .........         174          --        --          97         --        --
       Total ........    $    885    $147,029    100.00%   $    792   $138,663    100.00%


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

         The Bank must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1998, the Bank's short-term liquidity ratio for regulatory purposes was 41.38%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Capital Resources" in the Annual Report attached as Exhibit 13 hereto.

         The Company's securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At December 31, 1998, the Company had no securities which were classified as trading and $26.3 million of mortgage-backed and investment securities classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings.

         MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement its lending activities and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. As of December 31, 1998, all of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

         Consistent with its asset/liability management strategy, at December 31, 1998, $12.4 million, or 51.7% of the Company's mortgage-backed and related securities were available-for-sale. In addition, on the same date, $11.8 million or 49.2% of the Company's mortgage-backed and related securities carried adjustable rates. Finally, as discussed further below, at December 31, 1998, the Company had $2.4 million of collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs") with anticipated average lives of five years or less. For additional information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

         The Company's CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. Although a significant proportion of the Company's CMOs and REMICs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs and REMICs is subject to change.

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

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs, REMICs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in low-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets available-for-sale. At December 31, 1998, the most recent quarterly test date, none of the Company's mortgage-backed securities were classified as "high-risk."

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                                       December 31,
                                                       ----------------------------------------------------------------------------
                                                                1998                        1997                        1996
                                                       ---------------------       ---------------------       --------------------
                                                        Carrying       % of        Carrying        % of        Carrying       % of
                                                          Value        Total         Value         Total         Value        Total
                                                       ---------      ------       --------       ------       --------      ------
                                                                                     (Dollars in Thousands)
Mortgage-backed securities held-to- maturity:
  GNMA..............................................   $  4,975       20.73%       $ 7,781         22.05%       $ 9,226       21.05%
  FNMA..............................................      1,474        6.14          2,531          7.17          3,294        7.51
  FHLMC.............................................      2,955       12.31          4,558         12.92          6,280       14.33
  CMOs/REMICs.......................................      2,183        9.10          3,681         10.44          5,309       12.11
                                                         11,587       48.28         18,551         52.58         24,109       55.00
Mortgage-backed securities available-for- sale:
  GNMA..............................................      1,983        8.26          2,982          8.45          3,425        7.81
  FNMA..............................................      4,309       17.96          5,605         15.89          6,572       14.99
  FHLMC.............................................      5,907       24.62          7,601         21.54          8,985       20.50
  CMOs/REMICs.......................................        211         .88            545          1.54            745        1.70
                                                         12,410       51.72         16,733         47.42         19,727       45.00

     Total mortgage-backed securities...............    $23,997      100.00%       $35,284        100.00%       $43,836      100.00%

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1998.

                                                                                                                     December 31,
                                                                                Due in                                   1998
                                              ------------------------------------------------------------------  ------------------

                                              6 Months  6 Months   1 to     3 to 5   5 to 10  10 to 20   Over 20  Amortized Carrying
                                              or Less   to 1 Year 3 Years   Years     Years     Years     Years      Cost     Value
                                              --------  --------- -------   ------   -------  --------   -------  --------- --------

                                                                                                   (In Thousands)

Federal Home Loan Mortgage Corporation ...   $    --   $    --   $   221   $   572   $ 1,125   $ 2,374   $ 4,807   $ 9,099   $ 8,751
Federal National Mortgage Association ....        --       146        --       551       282     2,115     2,751     5,845     5,790
Government National Mortgage Association .        --        --        --        --       353     1,507     5,077     6,937     7,108
CMOs and REMICs ..........................       322        --        --        --       692       551       829     2,394     2,382
                                             -------   -------   -------   -------   -------   -------   -------   -------   -------

     Total ...............................   $   322   $   146   $   221   $ 1,123   $ 2,452   $ 6,547   $13,464   $24,275   $24,031
                                             =======   =======   =======   =======   =======   =======   =======   =======   =======

         As of December 31, 1998, the Company did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $5.8 million, $8.9 million and $7.0 million, respectively.

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

         The following table shows mortgage-backed securities purchase, sale and repayment activities of the Company for the periods indicated.


                                                    Year Ended December 31,
                                         ---------------------------------------
                                             1998          1997           1996
                                         ---------------------------------------
                                                     (In Thousands)

Purchases:
    Adjustable-rate ..................     $     --      $     --      $  2,396
    Fixed-rate .......................           --            --         4,583
    CMOs .............................           --            --           510
         Total purchases .............           --            --         7,489
                                           --------      --------      --------
Principal repayments .................      (11,096)       (8,475)       (8,639)
Discount/premium net change ..........         (114)         (184)           16
Fair value net change ................          (77)          107          (194)
                                           --------      --------      --------
         Net increase (decrease) .....     $(11,287)     $ (8,552)     $ (1,328)
                                           ========      ========      ========

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

     OTHER SECURITIES. In order to complement its lending and mortgage-backed securities activities, and to increase its holdings of short and intermediate term assets, the Company invests in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1998 and December 31, 1997, the Company's securities portfolio totaled $60.6 million and $54.2 million, respectively. At December 31, 1998, the Company did not own any other securities of a single issuer which exceeded 10% of the Company's retained earnings, other than federal agency obligations. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13 hereto for additional information regarding the Company's other securities portfolio.

         The following table sets forth the composition of the Company's other securities and other earning assets at the dates indicated.

                                                                                      December 31,
                                                 -----------------------------------------------------------------------------------
                                                             1998                         1997                         1996
                                                 -----------------------------------------------------------------------------------
                                                   Carrying         % of        Carrying         % of         Carrying        % of
                                                     Value          Total         Value          Total         Value         Total
                                                 -----------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Securities held-to-maturity:
  Federal agency obligations ................      $41,504          68.47%       $33,562         61.92%        $20,320       58.43%
  Municipal bonds ...........................        5,176           8.54          4,909          9.06           5,208       14.98
  Corporate notes ...........................           --             --             --            --             251        0.72
                                                   -------         ------        -------        ------         -------      ------
                                                    46,680          77.01         38,471         70.98          25,779       74.13
Securities available-for sale:
  US government securities ..................        2,577           4.25          8,014         14.79           3,350        9.63
  Mutual funds ..............................        3,164           5.22          3,155          5.82           5,645       16.23
  Municipal bonds ...........................        7,679          12.67          3,966          7.32              --          --
  Corporate notes ...........................          242            .40            250          0.46              --          --
  Other equity ..............................          271            .45            343          0.63               2        0.01
                                                   -------         ------        -------        ------         -------      ------
                                                    13,933          22.99         15,728         29.02           8,997       25.87
                                                   -------         ------        -------        ------         -------      ------
       Total securities .....................      $60,613         100.00%       $54,199        100.00%        $34,776      100.00%
                                                   =======         ======        =======        ======         =======      ======
Other earning assets:
  Interest-earning deposits with banks ......      $ 8,205          41.60%       $ 5,750         22.28%        $ 2,713       44.58%
  FHLB stock ................................        2,131          10.80          1,852          7.18           1,673       27.49
  Federal funds sold ........................        9,189          46.59         18,000         69.76           1,500       24.65
  Time deposit in other financial
   institutions .............................          200           1.01            200          0.78             200        3.28
                                                   -------         ------        -------        ------         -------      ------
        Total ...............................      $19,725         100.00%       $25,802        100.00%        $ 6,086      100.00%
                                                   =======         ======        =======        ======         =======      ======


         The composition and maturities of the other securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                                December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                  Less Than     1 to 5        5 to 10           Over
                                                    1 Year      Years          Years          10 years          Total Securities
                                                 -----------------------------------------------------------------------------------
                                                  Amortized   Amortized      Amortized       Amortized      Amortized         Fair
                                                     Cost        Cost           Cost            Cost           Cost           Value
                                                 -----------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)

US government securities .................       $    --       $    --        $    --        $   258        $   258          $   382
Federal agency obligations ...............            --        19,579         24,074             --         43,653           43,931
Municipal bonds ..........................           526         1,769          1,380          9,005         12,680           13,131
Corporate notes ..........................            --            --            250             --            250              242
                                                 -------       -------        -------        -------        ---------        -------
Total securities .........................       $   526       $21,348        $25,704        $ 9,263        $56,841(1)       $57,686
                                                 =======       =======        =======        =======        =========        =======
Weighted average yield ...................          5.42%         6.25%          6.07%          5.29%          6.01%
                                                    ====          ====           ====           ====           ====

-------------------------
(1)      Includes $54.6 million of callable securities.


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

         Management believes that the "core" portion of the Bank's regular savings, NOW and money market accounts, which amounted to $96.5 million or 43.7% of total deposits at December 31, 1998, can have a lower cost and be more resistant to interest rate changes (and competing non-depository financial products) than certificate accounts. The Bank utilizes customer service, community outreach and marketing initiatives in an effort to build and maintain the volume of such deposits. However, there can be no assurance as to whether the Bank will be able to maintain or increase its core deposits in the future.

         The table below sets forth the Bank's deposit flows for the periods indicated.


                                                 Year Ended December 31,
                                       -----------------------------------------
                                         1998           1997            1996
                                       -----------------------------------------
                                                  (Dollars In Thousands)

Opening balance .................     $ 210,100      $ 219,505       $ 209,387
Deposits ........................       373,966        457,063         347,280
Withdrawals .....................      (372,758)      (475,811)       (346,192)
Interest credited ...............         9,187          9,343           9,030
                                      ---------      ---------       ---------
Ending balance ..................     $ 220,495      $ 210,100       $ 219,505
                                      =========      =========       =========

Net increase (decrease) .........     $  10,395      $  (9,405)      $  10,118
                                      =========      =========       =========

Percent increase (decrease) .....          4.95%         (4.28)%          4.83%
                                           ====          =====            ====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                                     December 31,
                                                  ----------------------------------------------------------------------------------
                                                            1998                         1997                          1996
                                                  ------------------------      ------------------------      ----------------------
                                                                  Percent                       Percent                     Percent
                                                   Amount         of Total       Amount         of Total        Amount      of Total
                                                  --------        --------      --------        --------      --------      --------
                                                                                (Dollars in Thousands)
Transactions and Savings
Deposits
Passbook Accounts 3.00% ..................        $ 74,963         34.0%        $ 68,572         32.6%        $ 71,167       32.4%
NOW Accounts 2.23% .......................          16,976          7.7           15,705          7.5           14,509        6.6
Money Market Accounts 3.06% ..............           4,524          2.0            4,574          2.2            5,107        2.3
                                                  --------        -----         --------        -----         --------      -----

Total Non-Certificates ...................          96,463         43.7           88,851         42.3           90,783       41.3

Certificates:
0.00 - 3.99% .............................             226          0.1               --           --              119        0.1
4.00 - 5.99% .............................         111,820         50.7          108,902         51.8          116,397       53.0
6.00 - 7.99% .............................          11,892          5.4           12,347          5.9           12,094        5.5
8.00 - 9.00% .............................              94          0.1               --           --              112        0.1
                                                  --------        -----         --------        -----         --------      -----

Total Certificates .......................         124,032         56.3          121,249         57.7          128,722       58.7
                                                  --------        -----         --------        -----         --------      -----

Total Deposits ...........................        $220,495        100.0%        $210,100        100.0%        $219,505      100.0%
                                                  ========        =====         ========        =====         ========      =====


         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1998.


                                   Less Than       1 to 2          2 to 3        3 to 4         4 to 5         Greater
                                    1 Year          Years           Years         Years          Years       than 5 Years     Total
                                  ----------     ---------       ---------     ---------      ---------      ------------   --------
                                                           (Dollars in Thousands)
3.00 - 3.99% ..............       $    226       $     --       $     --       $     --       $     --       $     --       $    226
4.00 - 4.99% ..............         31,657          1,002             54              2             57             --         32,772
5.00 - 5.99% ..............         67,955          6,549          1,725          1,080          1,739             --         79,048
6.00 - 6.99% ..............            577          5,563          1,653          1,504             80             --          9,377
7.00 - 7.99% ..............             --          1,648              3            864             --             --          2,515
8.00 - 8.99% ..............             45             --             --             --             --             49             94
                                  --------       --------       --------       --------       --------       --------       --------
                                  $100,460       $ 14,762       $  3,435       $  3,450       $  1,876       $     49       $124,032
                                  ========       ========       ========       ========       ========       ========       ========



         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.

                                                                                  Maturity
                                                            -------------------------------------------------------
                                                                              Over            Over
                                                             3 Months        3 to 6         6 to 12          Over
                                                             or Less         Months          Months       12 Months         Total
                                                            ---------       ---------       --------      ----------       ---------
                                                                                       (In Thousands)
Certificates of deposit less than
 $100,000 ..........................................        $ 32,589        $ 23,795        $ 22,162        $ 15,011        $ 93,557
Certificates of deposit $100,000
 or more ...........................................           8,097           8,279           5,538           8,561          30,475
     Total certificates of deposit .................        $ 40,686        $ 32,074        $ 27,700        $ 23,572        $124,032


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

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                        Year Ended December 31,
                                    ----------------------------------------------------
                                      1998       1997      1996        1996       1995
                                    ----------------------------------------------------
                                                          (Dollars In Thousands)
Maximum Balance:
  FHLB Advances .................   $29,000    $12,000    $ 3,000    $ 4,000    $10,000

Average Balance:
  FHLB Advances .................   $21,667    $ 9,548    $ 3,000    $ 3,333    $ 3,769

Weighted average interest rate of
  FHLB advances .................      5.10%      5.72%      5.17%      5.25%      5.25%


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

         At December 31, 1998, First Security had one wholly owned service corporation, Western Security Service Corporation ("Western" or the "Subsidiary"). Western, an Illinois corporation, was incorporated November 1977 for the purpose of offering customers and members of the general public credit, life, mortgage and disability insurance. First Security's investment in Western was $28,802 as of December 31, 1998. Western recognized net income loss of $9,500 during the year ended December 31, 1998 and $15,000 during the year ended December 31, 1997.

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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

         The Office of Thrift Supervision ("OTS") has extensive authority over the operations of savings associations. As part of this authority, First Security is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Security were as of September 30, 1998 and April 23 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Security to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

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

         First Security's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, First Security's lending limit under this restriction was $10.0 million. First Security is in compliance with the loans- to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

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

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual First Security stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1998, First Security had $236,000 of intangible assets recorded as assets on its financial statements, as a result of its acquisition of assets and assumption of liabilities from the Resolution Trust Corporation in 1994. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

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

         At December 31, 1998, First Security had tangible capital of $66.7 million, or 20.4% of adjusted total assets, which is approximately $61.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At December 31, 1998, First Security had core capital equal to $66.7 million, or 20.4% of adjusted total assets, which is $53.7 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk- weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, First Security had $2.1 million of general loss reserves of which $2.0 million qualifies as supplementary capital, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Security had no such exclusions from capital and assets at December 31, 1998.

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

         OTS regulations also require that savings associations with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. At the present time, the proposal is not expected to have a material impact on the Bank.

         On December 31, 1998, First Security had total risk-based capital of approximately $68.7 million (including $66.7 million in core capital and $2.0 in qualifying supplementary capital) and risk-weighted assets of $159.3 million; or total capital of 43.1% of risk-weighted assets. This amount was $56.0 million above the 8% requirement in effect on that date.

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

         The  imposition by the OTS or the FDIC of any of these  measures on the
Association  may  have  substantial   adverse  effects  on  its  operations  and
profitability.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

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

LIQUIDITY

         All savings associations, including First Security, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. For a discussion of what First Security includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report attached as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         Penalties may be imposed upon associations for violations the liquid asset ratio requirement. At December 31, 1998, First Security was in compliance with the requirement, with an overall liquid asset ratio of 41.38%.

QUALIFIED THRIFT LENDER TEST

         All savings associations, including First Security, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, First Security met the test and has always met the test since its effectiveness.

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

TRANSACTIONS WITH AFFILIATES

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Security include the Company and any company which is under common control with First Security. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

HOLDING COMPANY REGULATION

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, First Security was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

         As a member, First Security is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1998, First Security had $2.1 million in FHLB stock, which was in compliance with this requirement. In past years, First Security has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.54% and were 6.6% for calendar year 1998. As a result of its holdings, the Bank could borrow up to $42 million from the FHLB.

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

     For the year ended December 31, 1998, dividends paid by the FHLB of Chicago to First Security totaled $130,000, which constitutes a $7,000 increase from the amount of dividends received in calendar year 1997.

FEDERAL AND STATE TAXATION

     Savings associations such as First Federal that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At December 31, 1998, the Bank had approximately $1.2 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

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

     A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1998, First Security's excess for tax purposes totaled approximately $2.0 million.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1996, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligations based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No. 122. The adoption of SFAS No. 125 did not have a material impact on the financial condition or operations of the Company.

         In February 1997, the FASB issued SFAS No. 128 "Earnings per Share." This Statement modifies the standards for computing earnings per share and replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. The Statement is effective for financial statements issued after December 15, 1997. The Company has adopted SFAS 128 in its December 31, 1998 consolidated financial statements and its adoption did not have a material impact on the results of operations or financial condition of the Company.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material impact on the results of operations or financial condition of the Company.

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

EMPLOYEES

         At December 31, 1998, the Company, including its subsidiaries, had a total of 93 employees, including 25 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT DIRECTORS

     The business experience of each executive officer who is not also a director is set forth below.

     Harry Kucewicz. Mr. Kucewicz, age 42, is currently serving as the Treasurer and Chief Operating and Financial Officer of both the Corporation and Bank. He began working at the Bank in 1978 as the Controller. He was elected Treasurer and Chief Financial Officer in 1990 and Chief Operating Officer in August 1994.

     Mary H. Korb. Ms. Korb, age 51, is currently Vice President of the Corporation and Vice President - Lending of the Bank. Ms. Korb supervises all aspects of the Bank's lending operations, including lending compliance. Ms. Korb has been with the Bank since 1970, and has served in her present capacity since March 1991.

     Irene S. Subota. Ms. Subota, age 52, currently serves as Vice President of the Corporation and as Vice President - Savings of the Bank. Ms. Subota is in charge of all aspects of the Bank's savings function, including compliance. Ms. Subota has been employed by the Bank since 1973, and has served in her current position since 1992.

     Adrian Hawryliw. Mr. Hawryliw, age 62, has served as Philadelphia Branch Manager of the Bank since 1994 when the Philadelphia, Pennsylvania branch was acquired from the Resolution Trust Corporation, and is currently a Vice President of the Bank and of the Corporation. Mr. Hawryliw is responsible for supervising operations of the Philadelphia, Pennsylvania branch, including business development, retail deposits, real estate lending, accounting and marketing. He has over 34 years of banking experience in the Philadelphia area, holding various positions including chief Financial Officer and Vice President/Investments for other area institutions.

ITEM 2.  PROPERTIES

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1998. At December 31, 1998, the Bank's premises had an aggregate net book value of approximately $2.9 million.


                                              Year
                                             Acquired/        Owned or      Net Book Value at
      Location                              Established        Leased       December 31, 1998      Deposits
----------------------------------          -----------       --------      -----------------      ---------
                                                                                       (In Thousands)
MAIN OFFICE:

936 North Western Avenue                       1964           Owned               $  963            $138,799
Chicago, Illinois 60622-4695

BRANCH OFFICES:

2166 Plum Grove Road                           1977           Leased(1)                1              11,024
Rolling Meadows, Illinois 60008

820 N. Western Avenue                          1983           Owned                  235               2,012
Chicago, Illinois 60622

5670 N. Milwaukee Avenue                       1993           Owned                1,124              13,487
Chicago, Illinois  60646

7918 Bustleton Avenue                          1994           Owned                  539              55,173
Philadelphia, Pennsylvania 19152


---------------------

(1) The lease expires in July 2000.

     The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company. However, in the future, the Bank may consider the addition of one or more new branches within the Chicago or Philadelphia areas.

     The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1998 was approximately $555,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 49 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Pages 3 and 4 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pages 5 through 19 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 20 through 48 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Information concerning Directors of the Corporation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

         Information regarding the business experience of the executive officers of the Corporation and the Bank who are not also directors contained in Part I of this Form 10-K is incorporated herein by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock (or any other equity securities, of which there is none), to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Myron Dobrowolsky inadvertently failed to file a Form 4 to report one transaction. Mr. Dobrowolsky reported the transaction on a Form 5 dated February 12, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)  FINANCIAL STATEMENTS:

         The following financial statements are included in this Form 10-K:

         1.     Five-Year Summary of Selected Consolidated Financial Data.
         2.     Independent Auditors' Report.
         3. Consolidated Statements of Financial Condition at December 31, 1998 and 1997.
         4. Consolidated Statements of Income for the fiscal years ended December 31, 1998, 1997 and 1996.
         5. Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 1998, 1997 and 1996.
         6. Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1998, 1997 and 1996.
         7.     Notes to Consolidated Financial Statements.


         (a)(2) FINANCIAL STATEMENT SCHEDULES:

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.


         (a)(3) EXHIBITS:

         See Exhibit Index.


         (b)  REPORTS ON FORM 8-K:

         There were no current reports on Form 8-K filed by the Corporation during the quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/s/ Julian E. Kulas                         /s/ Steve Babyk
-------------------------------------       -----------------------------------
Julian E. Kulas                             Steve Babyk
President, Chief Executive Officer          Director
     and Director
(Principal Executive Officer)

Date:   March 31, 1999                      Date:  March 31, 1999
     --------------------------------            ------------------------------

/s/ Lila Maria Bodnar                       /s/ Myron Dobrowoolsky
-------------------------------------       -----------------------------------
Lila Maria Bodnar                           Myron Dobrowolsky
Recording Secretary and Director            Director

Date:  March 31, 1999                       Date:  March 31, 1999
     --------------------------------            ------------------------------

/s/ Terry Gawryk                            /s/ George Kawka
-------------------------------------       -----------------------------------
Terry Gawryk                                George Kawka
Secretary and Director                      Director

Date:  March 31, 1999                       Date:  March 31, 1999
     --------------------------------            ------------------------------

/s/ Paul Nadzikewycz                        /s/ Jaroslav H. Sydorenko
-------------------------------------       -----------------------------------
Paul Nadzikewycz                            Jaroslav H. Sydorenko
Chairman of the Board                       Director


Date:  March 31, 1999                       Date:  March 31, 1999
     --------------------------------            ------------------------------

/s/ Chrysta Wereszczak                      /s/ Harry Kucewicz
-------------------------------------       -----------------------------------
Chrysta Wereszczak                          Harry Kucewicz
Director                                    Principal Financial and Accounting
                                             Officer

Date:  March 31, 1999                       Date:  March 31, 1999
     --------------------------------            ------------------------------

                                  EXHIBIT INDEX


                                                                                        Reference to
                                                                                        Prior Filing
Regulation                                                                               or Exhibit
    S-K                                                                                    Number
  Exhibit                                                                                 Attached
  Number                                     Document                                      Hereto
----------------------------------------------------------------------------------------------------------
 2            Plan of acquisition, reorganization, arrangement, liquidation or            None
              succession
 3(a)         Certificate of Incorporation                                                  *
 3(b)         By-Laws                                                                       *
 4            Instruments defining the right of security                                    *
               holders, including debentures
 9            Voting Trust Agreement                                                      None
10            Executive Compensation Plans and Arrangements
              (a)   Employment Agreement between Julian E. Kulas and the                    *
                      Bank.
              (b)   Change-In-Control Severance Agreement between Harry I.                  *
                      Kucewicz and the Bank
              (c)   Change-In-Control Severance Agreement between Mary H.                   *
                      Korb and the Bank
              (d)   Change-In-Control Severance Agreement between Irene S.                  *
                      Subota and the Bank
              (e)   Change-In-Control Severance Agreement between Adrian                    *
                      Hawryliw and the Bank
              (f)   1998 Stock Option and Incentive Plan                                   **
              (g)   1998 Recognition and Retention Plan                                    **
11            Statement re:  computation of per share earnings                            None
12            Statement re:  computation of ratios                                    Not required
13            Annual Report to Security Holders                                            13
16            Letter re:  change in certifying accountants                                None
18            Letter re:  change in accounting principles                                 None
21            Subsidiaries of Registrant                                                   21
22            Published report regarding matters submitted to vote of security            None
              holders
23            Consent of Independent Auditor                                          Not Required
24            Power of Attorney                                                       Not Required
27            Financial Data Schedule                                                      27
99            Additional Exhibits                                                         None

---------------

* Filed as an Exhibit to the Company's Form S-1 Registration Statement filed on July21, 1997 (File No. 333- 31739) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**       Filed as an Exhibit to the  Company's  Definitive  Proxy  Statement  on
         Schedule 14A on March 24, 1998 (File No. 0-23063). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.