Form 10-Q
period 1999-03-31
FIRST SECURITYFED FINANCIAL INC
filed 1999-05-17
CIK 1042534

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q
                                  (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:   MARCH 31,1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------
Commission file number     00-23063

                      FIRST SECURITYFED FINANCIAL , INC.
            (Exact Name of Registrant as Specified In Its Charter)

              DELAWARE                                    36-4177515
   (State or Other Jurisdiction of                       (IRS Employer
   Incorporation or Organization)                     Identification No.)

          CHICAGO, ILLINOIS                                  60622
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

                                YES  X     NO
                                    ---       ---
Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

                CLASS                           OUTSTANDING AT APRIL 30,1999
------------------------------------            ----------------------------
    Common Stock, par value $0.01                      5,574,598 shares

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS


                                    INDEX




Part I.     Financial Information

   Item 1. Financial Statements

      Condensed Consolidated Statements of Financial Condition  as of
        March  31, 1999 and December 31, 1998..............................  3

      Condensed Consolidated Statements of Income for the three months ended March 31, 1999 and 1998.....................................  4

      Statement of Comprehensive Income for the
        three months ended  March 31, 1999 and 1998 .......................  5

      Condensed Consolidated Statements of Changes in Stockholders
        Equity for the year ended December 31,1998 and the three
        months ended March 31,1999.......................................... 6

      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998...............................  8

      Notes to the Condensed Consolidated Financial Statements as of
        March 31, 1999.....................................................  9

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operation...................................... 12

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 19



Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K............................... 21

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS
------------------------------------------------------------------------------
           CONDENSED CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION
             (Dollars in thousands, except share and per share data)
                                 (Unaudited)
------------------------------------------------------------------------------

                                                      March 31,     December 31,
                                                        1999          1998
ASSETS
Cash and due from banks                             $    12,718   $   15,641
Federal funds sold                                        1,953        9,189
                                                    -----------   ----------
   Total cash and cash equivalents                       14,671       24,830
Time deposits in other financial
  institutions                                              200          200
Securities available-for-sale                            23,291       26,343
Securities held-to-maturity (fair value of
 $69,390 in 1999 and $58,809 in 1998)                    69,206       58,267
Loans, net of allowance for loan losses                 219,820      218,311
Federal Home Loan Bank stock                              2,131        2,131
Premises and equipment, net                               3,891        3,967
Accrued interest receivable                               2,618        2,475
Intangible assets                                           223          236
Other assets                                              1,636        1,290
                                                    -----------   ----------

   Total assets                                     $   337,687   $  338,050
                                                    ===========   ==========

LIABILITIES AND STOCKHOLDERS'EQUITY
Liabilities
   Deposits                                         $   221,888   $  220,495
   Advances from borrowers for taxes and
     insurance                                            1,291        2,432
   Advances from Federal Home Loan Bank                  29,000       29,000
   Accrued interest payable and other liabilities         2,514        1,536
                                                    -----------   ----------
      Total liabilities                                 254,693      253,463

 Stockholders' Equity
   Preferred stock, $0.01 par value per share,
    500,000 shares authorized, no shares
    issued and outstanding                                    -            -
   Common stock, $0.01 par value per share,
    8,000,000 shares authorized, 6,408,000
    shares issued                                            64           64
   Additional paid-in capital                            64,973       64,952
   Unearned ESOP shares                                  (4,496)      (4,582)
   Unearned MRP shares                                   (3,635)      (3,810)
   Retained earnings, substantially restricted           37,013       36,225
   Net unrealized loss on available-for-sale
     securities, net of income taxes                        (78)         (28)
   Treasury stock, at cost; (763,102 shares at
   3/31/99 and 553,488 shares at 12/31/98)              (10,847)      (8,234)
                                                    ------------  -----------
   Total stockholders' equity                            82,994       84,587
                                                    -----------   ----------

   Total liabilities and stockholders' equity       $   337,687   $  338,050
                                                    ===========   ==========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
             (Dollars in thousands, except share and per share data)
------------------------------------------------------------------------------
                                   (Unaudited)

                                                  Three months ended
                                                      March 31,
                                                 1999              1998
                                                 ----              ----
Interest income
   Loans                                     $   4,440         $   4,067
   Securities                                      833               987
   Mortgage-backed securities                      530               806
   Other interest-earning assets                   204               164
                                             ---------         ---------
     Total interest income                       6,007             6,024

Interest expense
   Deposits                                      2,215             2,324
   FHLB advances                                   384               189
                                             ---------         ---------
     Total interest expense                      2,599             2,513
NET INTEREST INCOME                              3,408             3,511

Provision for loan losses                           62                62
                                             ---------         ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      3,346             3,449

Noninterest income
   Net Gain on sale of securities                   19                 0
   Other income                                    133               159
                                             ---------         ---------
     Total noninterest income                      152               159

Noninterest expense
   Compensation and benefits                       916               663
   Occupancy and equipment expense                 150               180
   Data Processing                                  88                92
   Federal deposit insurance premiums               52                52
   Professional fees                                46                28
   Other operating expenses                        249               225
                                             ---------         ---------
     Total noninterest expense                   1,501             1,240
                                             ---------         ---------

INCOME BEFORE INCOME TAX PROVISION               1,997             2,368

Provision for income taxes                         735               915
                                             ---------         ---------


NET INCOME                                   $   1,262         $   1,453
                                             =========         =========

Earnings per share
   Basic                                     $  .25             $ .24
                                             =========         =========
   Diluted                                   $  .25             $ .24
                                             =========         =========

                        STATEMENT OF COMPREHENSIVE INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                        Three months ended
                                                              March 31,
                                                      1999                1998
                                                      ----                ----


   Net Income                                        $ 1,262           $ 1,453

   Other comprehensive income, net of tax:
     Change  in unrealized gains on securities           (50)               45
                                                     -------           -------

   Comprehensive Income                              $ 1,212           $ 1,498
                                                     =======           =======

                      CONDENSED CONSOLIDATED STATEMENTS OF
------------------------------------------------------------------------------
                         CHANGES IN STOCKHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
------------------------------------------------------------------------------
                                 (Unaudited)
                                - CONTINUED -


                                                                                     Unrealized
                                                                                     Gain (Loss)                Total
                                      Additional   Unearned   Unearned              on Securities               Stock-
                              Common   Paid-in       ESOP        MRP   Retained      Available-     Treasury    holders'
                               Stock   Capital      Shares     Shares  Earnings      for-Sale          Stock    Equity
                              ------  ---------    --------   -------- --------     -------------   --------    -------


Balance at December 31, 1997  $  64    $  65,495  $  (4,935)        -   $31,290      $       (42)         -     $ 91,872

ESOP shares earned                -          167        353         -         -                -          -          520

MRP shares earned                 -            -          -       467         -                -          -          467

Issuance of stock to
 Foundation, Net
 of related tax benefit           -         (710)         -         -         -                -        775           65

Net income                        -            -          -         -     5,344                -          -        5,344

Treasury stock                    -            -          -         -         -                -    (13,286)     (13,286)

Dividends Paid ($.07 per
 share)                           -            -          -         -      (409)               -           -        (409)


MRP shares allocated              -            -          -    (4,277)        -                -       4,277           -

Change in valuation allowance
  For securities available-
  for-sale
  Net of income taxes             -            -          -         -         -               14           -           14
                              -----      -------    -------   -------   -------          -------    --------     --------

Balance at December 31, 1998     64       64,952     (4,582)   (3,810)   36,225              (28)     (8,234)      84,587




                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
             (Dollars in thousands, except share and per share data)
------------------------------------------------------------------------------
                                   (Unaudited)
                                  - CONTINUED -

                                                                                     Unrealized
                                                                                     Gain (Loss)                Total
                                      Additional   Unearned   Unearned              on Securities               Stock-
                              Common   Paid-in       ESOP        MRP   Retained      Available-     Treasury    holders'
                               Stock   Capital      Shares     Shares  Earnings      for-Sale          Stock    Equity
                              ------  ---------    --------   -------- --------     -------------   --------    -------


ESOP shares earned                 -  $    21      $    86        -          -              -              -    $   107

MRP shares earned                  -        -            -      175          -              -              -        175

Net income                         -        -            -        -      1,262              -              -      1,262

Treasury stock                     -        -            -        -          -              -         (2,613)    (2,613)

Dividends Declared
  ($.08 per share)                 -        -            -        -       (474)             -              -       (474)

Change in valuation allowance
  for securities available-for-
  sale net of income taxes         -        -            -        -          -            (50)             -        (50)
                                 ---  -------      -------  -------    -------       --------         ------     -------

Balance at March 31,1999      $  64  $64,973       $(4,496) $(3,635)   $37,013       $    (78)      $(10,847)    $82,994
                              =====   ======       =======  =======    =======       ========         ======     =======


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

------------------------------------------------------------------------------

                                                    Three months ended
                                                       March 31,
                                                 1999               1998
                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                  $   1,262         $   1,453
   Adjustments to reconcile net income to net
     cash from operating activities
     Depreciation and amortization                    96                98
     Amortization of discounts and premiums
       on securities                                  42                35
     Net Gain/(Loss) on sales and calls of
     securities                                      (19)                -
     Provision for loan losses                        62                62
     ESOP compensation expense                       107               135
     Stock Award Compensation Expense                175                 -
   Change in
       Deferred loan origination fees                 (5)                4
       Accrued interest receivable and
        other assets                                (408)             (163)
       Other liabilities and deferred income
        taxes                                        978               231
                                               ---------         ---------
       Net cash provided by operating
       activities                                  2,290             1,855

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of securities available-for-sale      (1,062)           (5,000)
   Purchase of securities held-to-maturity       (16,336)          (12,573)
   Proceeds from repayment of securities           1,915             2,067
   Proceeds from sales of securities
    available-for-sale                             2,968                 -
   Proceeds from calls and maturities
    of securities                                  4,000             4,980
   Net change in loans                            (1,566)           (9,025)
Capital expenditures, net                             (6)               (3)
   Proceeds from sale of real estate owned             -                 -
                                               ---------         ---------
     Net cash used in investing activities       (10,087)          (19,554)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                        1,393             2,541
   Net borrowings from FHLB                            -             4,000
   Net decrease in advances from
     borrowers for insurance and taxes            (1,141)             (975)
   Purchase of Treasury Stock                     (2,614)                0
                                               ---------         ---------
   Net cash provided by (used in)
    financing activities                          (2,362)            5,566
                                               ---------         ---------

Decrease in cash and cash equivalents            (10,159)          (12,133)

Cash and cash equivalents at beginning of
  period                                          24,830            30,090
                                               ---------         ---------


Cash and cash equivalents at end of period     $  14,671         $  17,957
                                               =========         =========

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION First SecurityFed Financial, Inc. (the Company) is a Delaware corporation organized in July 1997 by First Security Federal Savings Bank (the Bank) in connection with the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of March 31,1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

NOTE 2 - CONVERSION
On October 30, 1997, First Security Federal Savings Bank ("Bank") converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank issued all of its common stock to First SecurityFed Financial, Inc. ("Company") and at the same time the Company issued 6,408,000 shares of common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certain members of the general public, all pursuant to a plan of conversion ("Conversion").

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

NOTE 3 - EARNINGS PER COMMON SHARE A reconciliation of the numerator and denominator of the earnings per common share computation for the three month period ended March 31,1999 and 1998 is presented below:



                                            1999            1998
                                            ----            ----


Earnings per common share
      Net Income                     $      1,262      $      1,453
                                     ------------      ------------

       Net income attributable
        to common shareholders       $      1,262      $      1,453
                                     ============      ============

      Weighted average common
      shares outstanding                    4,794             5,919
      Add: shares committed to
      be issued to charitable
      foundation                              200               250
                                      -----------       -----------

      Total weighted average
      common shares outstanding             4,994             6,169
                                      ===========        ==========

      Basic earnings per share        $       .25        $      .24
                                      ===========        ==========



The Company's outstanding stock options and stock awards were not considered in the computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year, the assumed exercise of the options and/or the assumed issuance of the stock awards would have a dilutive effect on earnings per share for the future year. However, previously reported earnings per share and diluted earnings per share are not restated to reflect change in the status of changes in the relationship between exercise prices and average stock prices

NOTE 4 - CAPITAL REQUIREMENTS
Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at March 31,1999

                                                           Core   Risk based
                                                          Capital   Capital
                                                          -------  ---------
                                                           (In thousands)

     Regulatory capital                                  $68,101   $70,121

     Minimum capital requirement                          13,139    12,926
                                                         -------   -------

     Excess regulatory capital over
       minimum requirement                               $54,962   $57,195
                                                         =======   =======




NOTE 5 - COMPREHENSIVE INCOME
Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale.

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998


Total assets decreased $400,000 to $337.7 million at March 31,1999 from $338.1 million at December 31,1998. The decrease in total assets consisted primarily of increases of $7.9 million in securities , $1.5 million in loans receivable and $300,000 in other assets which were funded by a decrease of $10.1 million in cash and cash equivalents.

Net loans receivable increased by $1.5 million from $218.3 million at December 31,1998 to $219.8 million at March 31,1999 as a result of the continuing market demand due to the prevailing favorable interest rate environment.

Cash and cash equivalents decreased by $10.1 million from $24.8 million at December 31,1998 to $14.7 million at March 31,1999. This decrease was the result of the redeployment of funds into higher yielding loans and securities, and the repurchase of the company's stock.

Securities available-for-sale decreased by $3.0 million from $26.3 million at December 31,1998 to $23.3 million at March 31,1999. During the same three month period, securities held-to- maturity increased by $10.9 million from $58.3 million at December 31,1998 to $69.2 million at March 31,1999. This net increase in securities of $7.9 million was the result of the investment of funds into higher yielding government securities.

Total liabilities at March 31,1999 were $254.7 million compared to $253.5 million at December 31,1998, an increase of $1.2 million. Deposits increased by $1.4 million and accrued interest payable and other liabilities increased by $1.0 million. These increases were partially offset by a $1.1 million decrease in advances from borrowers for taxes and insurance, due to the payment of the first installment of taxes during the quarter.

Equity at March 31,1999 was $83.0 million compared to $84.6 million at December 31,1998, a decrease of $1.6 million. The decrease was due primarily to the company's repurchase of outstanding common stock of $2.6 million partially offset by net income of $1.3 million for the period. Equity at March 31,1999 was also impacted by the declaration of a $474,000 cash dividend on common stock. The dividend was paid out to stockholders in April 1999.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31,1999 AND MARCH 31,1998

GENERAL
Net earnings for the three months ended March 31,1999 were $1,262,000, a decrease of $191,000 from net earnings of $ 1,453,000 for the three months ended March 31,1998. The decrease is primarily attributed to an increase in compensation expense due to the implementation of the RRP plan approved in May 1998 by the stockholders. However, income per share increased during the period as a result of stock repurchases.

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


INTEREST INCOME
Interest income for the three months ended March 31,1999 was $6.0 million and remained fairly consistent with the three months ended March 31,1998. The increase in interest income on loans was due to an increase in loans receivable while the decrease of interest income in securities was the result of calls, sales, and paydowns on mortgage-backed securities.


INTEREST EXPENSE
Interest expense for the three months ended March 31,1999 was $2.6 million compared to $2.5 million for the three months ended March 31,1998 an increase of $100,000 or 4.0%. The increase in interest expense was primarily due to a $195,000 increase in interest paid on Federal Home Loan Bank Advances which were used to fund loan growth and was partially offset by a $109,000 decrease in interest paid on deposits as a result of lower rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the three months ended March 31,1999 was $62,000 and remained constant with the three months ended March 31,1998.

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

NONINTEREST INCOME

Noninterest income for the three months ended March 31,1999 was $152,000 compared to $159,000 for the three months ended March 31,1998. A $7,000 decrease in non-interest income was primarily due to a decrease of $33,000 in mortgage modification fees which were partially offset by a $19,000 increase in the net gain on the sale of securities. ATM fees and service charges on deposits also increased slightly due to an increase in deposits.

NONINTEREST EXPENSE

Noninterest expense was $1.5 million for the three months ended March 31,1999 compared to $1.2 million for the three months ended March 31,1998, an increase of $300,000.

Compensation and benefits expense increased by $253,000 due primarily to the implementation of the RRP plan. Occupancy and equipment expense decreased

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


$30,000 due to a refund for property taxes. Professional fees increased by $18,000 due to increased reporting required by public companies. Other operating expense for the three month period ended March 31,1999 was $24,000 more than for the three month period ended March 31,1998 primarily due to a State of Delaware Franchise Tax payment and NASDAQ fees.

INCOME TAXES

Income taxes were $735,000 for the three months ended March 31,1999 compared to $915,000 for the three months ended March 31,1998, an decrease of $180,000. The decrease in the provision for income taxes was due to a decreases of $371,00 in pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary resource of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. First Security generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. First Security adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and
(iv) the objective of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration. If First Security requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Chicago.

Federal Regulations require First Security to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. First Security has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At March 31,1999, first Security's liquidity ratio for regulatory purposes was 41.79%.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $2.2 million and $1.9 million for the three months ended March 31,1999 and March 31,1998 respectively, and $7.4 million, $2.8 million and $2.1 million for the years ended December 31,1998, 1997, and 1996, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans, proceeds from maturation and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily from increases in net deposits and advances from FHLB of Chicago partially offset by purchases of Treasury Stock in 1998.

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period . At March 31,1999, cash and short-term investments totaled $14.7 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

At March 31,1999, the Company had outstanding commitments to originate loans of $3.3 million, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from March 31,1999 totaled $104.1 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the OTS. At March 31,1999, First Security was in compliance with all applicable capital requirements on a fully phased-in basis. See Note 4 of the Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in 1997 by the Financial Accounting Standards Board. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 31,1997. Management does not believe that the provisions of this Statement are applicable to the Company, since substantially all of the Company's operations are banking services.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held-to-maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held-to-maturity to available-for-sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for the fiscal years beginning after June 15,1999 with early adoption encouraged for any fiscal quarter beginning July 1,1998 or later, with no retroactive application. Management does not expect the adoption of SFAS 133 to have a significant impact on the Company's financial statements.

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 was effective on January 1,1999 and did not have a significant impact on the Company's financial statements, as the Company currently does not securitize loans.


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

SAFE HARBOR  STATEMENT
This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Bank and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Bank's financial results, is included in the Bank's filings with the Securities and Exchange Commission.

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

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

The Bank has received confirmation from both the computer hardware supplier and the data processing service bureau that both systems (hardware and software) are Year 2000 compliant. However, the Bank performed it's own independent testing of the systems in November 1998 and will do further testing in April of 1999.

The  Bank  has   contacted   the   companies   that   supply  or   service   its
computer-dependent systems to obtain confirmation that each system that is material to the operation of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate servicer or supplier to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Bank or disruption of the Bank's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant.

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

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



As of March 31,1999, the Bank has incurred $565,000 in expense related to its hardware and software conversion. Furthermore, it anticipates incurring an additional $20,000 in expense to achieve full Year 2000 compliance.

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS

------------------------------------------------------------------------------

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

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At March 31,1999, $97.7 million or 44.0% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less or carry adjustable interest rates. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At March 31,1999, $11.4 million or 53.0% of the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $20.0 million or 28.1% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of December 31,1998, the latest date for which information is available, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 400 basis points in 100 point increments. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank's current interest rate risk position.

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS

------------------------------------------------------------------------------


       Assumed                       $Change in      % Change in
   in Interest Rates    $Amount          NPV             NPV
   -----------------    -------      ----------      ------------
    (Basis Points)              (Dollars in Thousands)

     + 400             $53,123        $ (25,513)          (32)%
     + 300              60,000          (18,637)          (24)
     + 200              66,956          (11,681)          (15)
     + 100              73,428           (5,208)           (7)
      ----              78,636             ----          ----
     - 100              82,819             4,182            5
     - 200              86,665             8,029           10
     - 300              91,290            12,654           16
     - 400              95,859            17,223           22




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

------------------------------------------------------------------------------




PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    a.  Exhibits - Exhibit 27 - Financial Data Schedule
    b.  Reports on Form 8-K - none

                      FIRST SECURITYFED FINANCIAL, INC.
                              CHICAGO, ILLINOIS

------------------------------------------------------------------------------


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST SECURITYFED FINANCIAL, INC
                                  (Registrant)



                                   By: /s/Julian E. Kulas
                                       ------------------------------
                                       Julian E. Kulas
                                       Principal Executive Officer
                                       May 14,1999



                                    By: /s/Harry Kucewicz
                                        ------------------------------
                                        Harry Kucewicz
                                        Chief Financial and Accounting
                                         Officer
                                        May 14,1999