Form 10-Q
period 1999-06-30
FIRST SECURITYFED FINANCIAL INC
filed 1999-08-16
CIK 1042534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:   JUNE 30,1999

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from --------------------- to --------------------

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

                                YES  X     NO ___

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

                CLASS                            OUTSTANDING AT JULY 31,1999
    Common Stock, par value $0.01                       5,528,840 shares

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS


                                      INDEX


Part I.     Financial Information

   Item 1. Financial Statements

      Condensed Consolidated Statements of Financial Condition  as of
        June 30, 1999 and December 31,1998.................................  3

      Condensed Consolidated Statements of Income for the three months and six months ended June 30,1999 and  1998.........................  4

      Statement of Comprehensive Income for the three months and six months ended  June 30,1999 and  1998 ..........................  5

      Condensed Consolidated Statements of Changes in Stockholders
       Equity for the year  ended December 31,1998 and the six months ended June 30,1999..................................................  6

      Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 1999 and 1998................................  8

      Notes to the Condensed Consolidated Financial Statements as of
        June 30, 1999......................................................  9

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operation...................................  12

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 19


Part II.  Other Information

   Item 4. Submission of Matters to a Vote of Security Holders............. 21

   Item 6.  Exhibits and Reports on Form 8-K............................... 21



                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in thousands, except share and per share data)
                                   (Unaudited)
---------------------------------------------------------------------------------

                                                      June 30,      December 31,
                                                        1999          1998
                                                    -----------   --------------

ASSETS
Cash and due from banks                             $     6,582   $   15,641
Federal funds sold                                          151        9,189
                                                    -----------   ----------
   Total cash and cash equivalents                        6,733       24,830
Time deposits in other financial
  institutions                                              200          200
Securities available-for-sale                            21,926       26,343
Securities held-to-maturity (fair value of
 $81,778 in 1999 and $58,809 in 1998)                    83,289       58,267
Loans, net of allowance for loan losses                 227,301      218,311
Federal Home Loan Bank stock                              2,194        2,131
Premises and equipment, net                               3,814        3,967
Accrued interest receivable                               2,621        2,475
Intangible assets                                           210          236
Other assets                                              1,643        1,290
                                                    -----------   ----------

   Total assets                                     $   349,931   $  338,050
                                                    ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                         $   225,903   $  220,495
   Advances from borrowers for taxes and
     insurance                                            2,722        2,432
   Advances from Federal Home Loan Bank                  37,500       29,000
   Accrued interest payable and other liabilities         1,490        1,536
                                                    -----------   ----------
      Total liabilities                                 267,615      253,463

 Stockholders' Equity
   Preferred stock, $0.01 par value per share,
    500,000 shares authorized, no shares issued
    and outstanding                                           -            -
   Common stock, $0.01 par value per share, 8,000,000
    shares authorized, 6,408,000 shares issued               64           64
   Additional paid-in capital                            64,989       64,952
   Unearned ESOP shares                                  (4,410)      (4,582)
   Unearned MRP shares                                   (3,460)      (3,810)
   Retained earnings, substantially restricted           37,799       36,225
   Net unrealized loss on available-for-sale
     securities, net of income taxes                       (421)         (28)
   Treasury stock, at cost; (879,160 shares at
    6/30/99 and 553,488 shares at 12/31/98)             (12,245)      (8,234)
                                                    -----------   ----------
   Total stockholders' equity                            82,316       84,587
                                                    -----------   ----------

 Total liabilities and stockholders' equity         $   349,931   $  338,050
                                                    ===========   ==========



                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
---------------------------------------------------------------------------------

                                   Six months ended         Three months ended
                                       June 30,                  June 30,
                                   1999        1998         1999           1998
                                   ----        ----         ----           ----

Interest income
   Loans                         $   8,935  $  8,262      $   4,495  $   4,195
   Securities                        1,695     1,967            862        980
   Mortgage-backed securities        1,107     1,527            577        721
   Other interest-earning assets       310       266            106        102
                                 ---------  --------      ---------  ---------
   Total interest income            12,047    12,022          6,040      5,998

Interest expense
   Deposits                          4,440     4,698          2,225      2,374
   FHLB advances                       775       413            391        224
                                 ---------  --------      ---------  ---------
   Total interest expense            5,215     5,111          2,616      2,598

NET INTEREST INCOME                  6,832     6,911          3,424      3,400

Provision for loan losses              124       123             62         61
                                 ---------  --------      ---------  ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          6,708     6,788          3,362      3,339

Noninterest income
   Net Gain on sale of securities       19         0              0          0
   Other income                        322       302            189        143
                                 ---------  --------      ---------  ---------
     Total noninterest income          341       302            189        143

Noninterest expense
   Compensation and benefits         1,777     1,340            861        677
   Occupancy and equipment
    expense                            331       357            181        177
   Data Processing                     182       189             94         97
   Federal deposit insurance
    premiums                           102       106             50         54
   Professional fees                    72        81             58         53
   Other operating expenses            515       499            234        274
                                 ---------  --------      ---------  ---------
     Total noninterest expense       2,979     2,572          1,478      1,332
                                 ---------  --------      ---------  ---------

INCOME BEFORE INCOME TAX
 PROVISION                           4,070     4,518          2,073      2,150

Provision for income taxes           1,494     1,696            759        781
                                 ---------  --------      ---------  ---------


NET INCOME                       $   2,576  $  2,822      $   1,314  $   1,369
                                 =========  ========      =========  =========

Earnings per share
   Basic                         $     .52  $    .46      $     .27  $     .22
                                 =========  ========      =========  =========
   Diluted                       $     .52  $    .46      $     .27  $     .22
                                 =========  ========      =========  =========





                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                        STATEMENT OF COMPREHENSIVE INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
---------------------------------------------------------------------------------

                                        Six Months Ended         Three Months Ended
                                             June 30,                   June 30,
                                         1999         1998        1999        1998
                                         -----        ----        ----        ----


   Net Income                             $ 2,576   $ 2,822      $1,314      $1,369

   Other comprehensive income,
    net of tax:
   Change in unrealized gains
    on securities                            (393)       30        (343)        (15)
                                          -------   -------      ------      ------

   Comprehensive Income                   $ 2,183   $ 2,852      $  971      $1,354
                                          =======   =======      ======      ======




                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
---------------------------------------------------------------------------------


                                                                                                 Unrealized
                                                                                                 Gain (Loss)                  Total
                                                Additional      Unearned     Unearned           on Securities                Stock-
                                       Common     Paid-in          ESOP         MRP    Retained   Available-    Treasury    holders'
                                        Stock     Capital         Shares       Shares  Earnings    For-Sale      Stock       Equity
                                       ------   ----------      --------      -------  --------  ------------   --------    --------


Balance at December 31, 1997             $  64    $  65,495      $  (4,935)        -    $31,290    $   (42)         -       $91,872

ESOP shares earned                           -          167            353         -          -          -          -           520

MRP shares earned                            -            -              -       467          -          -          -           467

Issuance of stock to Foundation,
  Net of related tax benefit                 -         (710)             -         -          -          -        775            65

Net income                                   -            -              -         -      5,344          -          -         5,344

Treasury stock                               -            -              -         -          -          -    (13,286)      (13,286)

Dividends Paid ($.07 per share)              -            -              -         -       (409)         -          -          (409)


MRP shares allocated                         -            -              -    (4,277)         -          -      4,277             -

Change in valuation allowance
  For securities available-for-sale
  Net of income taxes                        -            -              -         -          -         14          -            14
                                       -------      -------        -------   -------    -------    -------     ------      --------


Balance at December 31, 1998                64       64,952         (4,582)   (3,810)    36,225        (28)    (8,234)       84,587



                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
                                  - CONTINUED -
---------------------------------------------------------------------------------

                                                                     Unrealized
                                                                     Gain (Loss)                 Total
                                Additional Unearned Unearned         on Securities               Stock-
                         Common   Paid-in   ESOP      MRP   Retained Available-    Treasury      holders'
                          Stock   Capital  Shares   Shares  Earnings For-Sale        Stock       Equity
                         ------ ---------  -------- ------- -------- ------------- --------     ---------

ESOP shares earned            -  $    37  $   172        -        -        -            -        $    209

MRP shares earned             -        -        -      350        -        -            -             350

Net income                    -        -        -        -    2,576        -            -           2,576

Treasury stock                -        -        -        -        -        -       (4,011)         (4,011)

Dividends Declared
 ($.17 per share)             -        -        -        -   (1,002)       -            -          (1,002)

Change in valuation
 allowance for securities
 available-for-sale
  net of income taxes         -        -        -        -        -     (393)           -            (393)
                         ------  -------  -------  -------  -------  --------    --------         -------

Balance at June 30,1999  $   64  $64,989  $(4,410) $(3,460) $37,799  $  (421)    $(12,245)        $82,316
                         ======  =======  =======  =======  =======   ======     ========         =======



                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
---------------------------------------------------------------------------------

                                                          Six months ended
                                                              June 30,
                                                      1999               1998
                                                      ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                  $   2,576         $   2,822
   Adjustments to reconcile net income
     to net cash from operating activities
     Depreciation and amortization                   192               194
     Amortization of discounts and premiums
       on securities                                  81                81
     Net Gain on sales and calls of securities       (19)                -
     Provision for loan losses                       124               123
     ESOP compensation expense                       209               276
     Stock Award Compensation Expense                350               117
   Change in
       Deferred loan origination fees                 19                47
       Accrued interest receivable and
        other assets                                (499)              (16)
       Other liabilities and deferred
        income taxes                                 (46)             (530)
                                               ---------         ---------
         Net cash provided by operating
         activities                                2,987             3,114

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of securities available-for-sale      (1,062)           (7,505)
   Purchase of securities held-to-maturity       (36,840)          (15,383)
   Proceeds from repayment of securities           4,243             4,626
   Proceeds from sales of securities
    available-for-sale                             2,968                 -
   Proceeds from calls and maturities
    of securities                                  9,100            10,030
   Net change in loans                            (9,131)          (20,606)
   Capital expenditures, net                         (12)              (17)
   Purchase of Federal Home Loan Bank Stock          (63)             (149)
                                               ---------         ---------
     Net cash used in investing activities       (30,797)          (29,004)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                        5,408             6,359
   Net borrowings from FHLB                        8,500            11,000
   Net change in advances from
     borrowers for insurance and taxes               290               212
   Dividends Paid                                   (474)                -
   Purchase of Treasury Stock                     (4,011)           (5,092)
                                               ---------         ---------
     Net cash provided by (used in)
      financing activities                         9,713            12,479
                                               ---------         ---------
Decrease in cash and cash equivalents            (18,097)          (13,411)

Cash and cash equivalents at beginning
  of period                                       24,830            30,090
                                               ---------         ---------
Cash and cash equivalents at end of period     $   6,733         $  16,679
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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of June 30,1999 and December 31,1998, the results of its operations for the three and six month periods ended June 30,1999 and 1998 and cash flows for the six months ended June 30,1999 and 1998.

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

NOTE 3 - EARNINGS PER COMMON SHARE
A reconciliation of the numerator and denominator of the earnings per common share computation for the three and six month periods ended June 30,1999 is presented below:

                                 Three  months ended        Six months ended
                                   June 30,1999                June 30,1999
                                 -------------------        ----------------

Earnings per common share
      Net Income                 $         1,314          $              2,576
                                 ---------------          --------------------

     Net income attributable
      to common shareholders     $         1,314          $              2,576
                                 ===============          ====================


      Weighted average common
       shares outstanding                  4,618                         4,709
      Add: shares committed
       to be issued to
       charitable foundation                 200                           200
                                 ---------------          --------------------

      Total weighted average
      common shares outstanding            4,818                         4,909
                                 ---------------          --------------------
       Basic earnings per share  $           .27          $                .52
                                 ===============          ====================

The Company's outstanding stock options and stock awards were not considered in the computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year, the assumed exercise of the options and/or the assumed issuance of the stock awards would have a dilutive effect on earnings per share for the future year. However, previously reported earnings per share and diluted earnings per share are not restated to reflect change in the status of changes in the relationship between exercise prices and average stock prices

NOTE 4 - CAPITAL REQUIREMENTS
Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at June 30,1999:

                                                           Core   Risk based
                                                          Capital   Capital
                                                          ------- ----------
                                                            (In thousands)

     Regulatory capital                                  $69,376   $71,474

     Minimum capital requirement                          13,695    13,429
                                                         -------   -------

     Excess regulatory capital over
       minimum requirement                               $55,681   $58,045
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

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT JUNE 30,1999 AND DECEMBER 31, 1998

Total assets increased $11.8 million to $349.9 million at June 30,1999 from $338.1 million at December 31,1998. The increase in total assets consisted primarily of increases of $20.6 million in securities, $9.0 million in loans receivable and $300,000 in other assets which were offset by a decrease of $18.1 million in cash and cash equivalents.

Net loans receivable increased by $9.0 million from $218.3 million at December 31,1998 to $227.3 million at June 30,1999 as a result of increased marketing efforts and strong market demand due to the prevailing favorable interest rate environment.

Cash and cash equivalents decreased by $18.1 million from $24.8 million at December 31,1998 to $6.7 million at June 30,1999. The decrease was the result of the redeployment of funds into higher yielding loans and securities and the repurchase of the company's stock.

Securities available-for-sale decreased by $4.4 million from $26.3 million at December 31,1998 to $21.9 million at June 30,1999. During the same six month period, securities held-to-maturity increased by $25.0 million from $58.3 million at December 31,1998 to $83.3 million at June 30,1999. This net increase of $20.6 million in securities was the result of the continued investment of funds into higher yielding government securities.

Total liabilities at June 30,1999 were $267.6 million compared to $253.5 million at December 31,1998, an increase of $14.1 million. Deposits increased by $5.4 million, advances from the Federal Home Loan Bank increased by $8.5 million and advances from borrowers for taxes and insurance increased by $300,000. The net increase in liabilities helped in funding loan growth, increasing the securities portfolio, and repurchasing common stock.

Equity at June 30,1999 was $82.3 million compared to $84.6 million at December 31,1998, a decrease of $2.3 million. The decrease was due primarily to the company's repurchase of outstanding common stock of $4.0 million partially offset by net income of $2.6 million. Equity at June 30,1999 was also impacted by dividends on the company's common stock. A cash dividend of $474,000 was paid in April 1999 and a cash dividend of $528,000 was declared in June 1999. The $528,000 dividend was paid to stockholders in July 1999.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30,1999 AND JUNE 30,1998

GENERAL
Net earnings for the six months ended June 30,1999 were $2,576,000, a decrease of $246,000 from net earnings of $2,822,000 for the six months ended June 30,1998. The decrease in net earnings was primarily due to a decrease of $79,000 in net interest income and a $407,000 increase in noninterest expense partially offset by a decrease of $202,000 in the provision for income taxes and an increase in noninterest income of $39,000.

INTEREST INCOME
Interest income for the six months ended June 30,1999 was $12.0 million and remained fairly consistent with the six months ended June 30,1998. Interest income increased on loans receivable by $673,000 and on other interest-earning assets by $44,000 due to increases in the average balances of loans receivable and interest earning assets. The decrease of $272,000 in interest from securities is primarily due to the sale of securities to fund the company's purchase of Treasury stock, and lower interest rates due to market conditions. The decrease of $420,000 in mortgage-backed securities is due to repayments of mortgage-backed securities.

INTEREST EXPENSE
Interest expense for the six months ended June 30,1999 was $5.2 million compared to $5.1 million for the six months ended June 30,1998, an increase of $100,000. The increase of $362,000 in interest on Federal Home Loan Bank Advances is primarily the result of increased borrowings from the Federal Home Loan Bank used to fund loan growth, and partially offset by a decrease of $258,000 in interest expense on deposits due to lower interest rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the six months ended June 30,1999 was $124,000 and remained constant with the six months ended June 30,1998.

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

NONINTEREST INCOME
Noninterest income for the six months ended June 30,1999 was $341,000 compared to $302,000 for the six months ended June 30,1998. The increase was attributed to the increased use of our ATM's by other institutions' customers.

NONINTEREST  EXPENSE

Noninterest expense was $3.0 million for the six months ended June 30,1999 compared to $2.6 million for the six months ended June 30,1998 an increase of $400,000. Compensation and benefits expense increased by $437,000 due to the implementation of the RRP plan which was approved in May 1998. Professional fees decreased by $9,000 due to the Company assuming an increased role in the preparation of various reports required by regulatory agencies. Occupancy and equipment expense decreased by $26,000 due to a refund for property taxes. Other operating expense increased by $16,000 due to an increase of $30,000 in State of Delaware Franchise Tax and $6,500 in ATM expense partially offset by a decrease in appraisal expense of $18,000 attributable, in part, to the hiring of an internal appraiser.

INCOME TAXES
Income taxes were $1.5 million for the six months ended June 30,1999 compared to $1.7 million for the six months ended June 30,1998, a decrease of $200,000. The decrease in the provision for income taxes was due to a decrease of $448,000 in pre-tax earnings.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30,1999 AND JUNE 30,1998

GENERAL
Net earnings for the three months ended June 30,1999 were $1,314,000 a decrease of $55,000 from net earnings of $1,369,000 for the three months ended June 30,1998. The decrease is primarily attributed to an increase in compensation expense due to the implementation of the RRP plan approved in May 1998 by the stockholders. However, income per share increased during the period as a result of the company's purchase of Treasury stock.

INTEREST INCOME
Interest income for the three months ended June 30,1999 was $6.0 million and remained fairly consistent with the three months ended June 30,1998. The increase of $300,000 in interest income on loans was due to an increase in loans receivable, which was partially offset by a $118,000 decrease in securities income due to the sale of securities to fund the company's purchase of Treasury stock. Mortgage-backed securities interest income decreased by $144,000 due to repayments of the principal balance.

INTEREST EXPENSE
Interest expense for the three months ended June 30,1999 was $2.6 million which was consistent with the three month period ended June 30,1998. Interest expense on deposits decreased $149,000 due to lower interest rates, which was offset by a $167,000 increase in the interest paid on Federal Home Loan Bank advances due to increased borrowings to fund loan growth.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the three months ended June 30,1999 was $62,000 and remained consistent with the three months ended June 30,1998.

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

NONINTEREST INCOME
Noninterest income for the three months ended June 30,1999 was $189,000 compared to $143,000 for the three months ended June 30,1998. The increase of $46,000 was attributed to increased use of our ATM's by other institutions' customers.

NONINTEREST EXPENSE
Noninterest expense was $1,478,000 for the three months ended June 30,1999 compared to $1,332,000 for the three months ended June 30,1998, an increase of $146,000.

Compensation and benefits expense increased by $184,000 due to the implementation of the RRP plan. Professional fees increased by $5,000 primarily due to increased fees paid for the preparation of various reports relating to the Company's retirement benefit plans.

Other operating expense decreased by $40,000 primarily due to a decrease in appraisal expense of $26,000 due to the hiring of an internal appraiser. Goodwill amortization and foreclosure expense decreased by $8,000 and $6,500 respectively.

INCOME TAXES
Income taxes were $759,000 for the three months ended June 30,1999 compared to $781,000 for the three months ended June 30,1998 a decrease of $22,000.

The decrease in the provision for income taxes was due to a decrease of $77,000 in pre-tax earnings.

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

Liquidity management is both a daily and long-term responsibility of management. First Security adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and
(iv) the objective of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short-and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration. If First Security requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Chicago.

Federal Regulations require First Security to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. First Security has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30,1999, First Security's liquidity ratio for regulatory purposes was 39.14%.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $3.0 million and $3.1 million for the six months ended June 30,1999 and June 30,1998 respectively, and $7.4 million, $2.8 million and $2.1 million for the years ended December 31,1998, 1997, and 1996, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans, proceeds from maturation and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and advances from FHLB of Chicago partially offset by purchases of Treasury Stock in 1999.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period . At June 30,1999, cash and short-term investments totaled $6.7 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

At June 30,1999, the Company had outstanding commitments to originate loans of $4.6 million, $4.1 million of which had fixed interest rates, and $500,000 of which had adjustable interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from June 30,1999 totaled $110.3 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the OTS. At June 30,1999, First Security was in compliance with all applicable capital requirements on a fully phased-in basis. See Note 4 of the Notes to Consolidated Financial Statements.

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

The Bank has received confirmation from both the computer hardware supplier and the data processing service bureau that both systems (hardware and software) are Year 2000 compliant. However, the Bank performed it's own independent testing of the systems in November 1998 and in April 1999. Various system applications were tested and both tests were completed successfully utilizing dates in the year 2000.

The  Bank  has   contacted   the   companies   that   supply  or   service   its
computer-dependent systems to obtain confirmation that each system that is material to the operation of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate servicer or supplier to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Bank or disruption of the Bank's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the validation or implementation phase of the process of becoming Year 2000 compliant.

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

As of June 30,1999, the Bank has incurred $570,000 in capital expenditures related to its hardware and software conversion. Furthermore, it anticipates incurring an additional $15,000 in capital expense to achieve full Year 2000 compliance.

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

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At June 30,1999, $98.4 million or 43.6% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less or carry adjustable interest rates. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At June 30,1999, $11.5 million or 58.2% of the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $18.0 million or 21.1% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of March 31,1999, the latest date for which information is available, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank's current interest rate risk position.


  Assumed Change                                $ Change in         % Change in
In Interest Rates            $ Amount                NPV                 NPV
-----------------           ------------        -----------         -----------
  (Basis Points)                  (Dollars in Thousands)

       + 300                 $60,319           $(19,720)               (25)%
       + 200                  67,560            (12,389)               (15)
       + 100                  74,497             (5,542)                (7)
        ----                  80,039               ----               ----
       - 100                  85,172              5,133                  6
       - 200                  89,930              9,890                 12
       - 300                  95,264             15,225                 19


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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company's stockholders, held on May 12,1999, the stockholders considered the following proposals:

I.        The election of three directors of the Company

II. The ratification of the appointment of Crowe, Chizek and Company, LLP as auditors for the fiscal year ending December 31,1999.


The following directors were re-elected:

                                FOR             WITHHELD            TOTAL
                             ---------          --------          ---------

      Terry Gawryk           3,604,562           62,100           3,666,662
      Jaroslav Sydorenko     3,612,787           53,875           3,666,662
      Chrystya Wereszczak    3,614,037           52,625           3,666,662


The vote on proposal II was as follows:

                                FOR       AGAINST     ABSTAIN      NON-VOTE
                             ---------    -------     -------      --------

      Proposal  II           3,627,107     31,170       8,385




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


                                          FIRST SECURITYFED FINANCIAL, INC
                                            (Registrant)



                                          BY: /s/JULIAN E. KULAS
                                              -------------------------------
                                              Julian E. Kulas
                                              Principal Executive Officer
                                              August 13,1999


                                          BY: /s/HARRY KUCEWICZ
                                              -------------------------------
                                              Harry Kucewicz
                                              Chief Financial and Accounting
                                               Officer
                                              August 13,1999