Form 10-Q
period 1999-09-30
FIRST SECURITYFED FINANCIAL INC
filed 1999-11-15
CIK 1042534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          SEPTEMBER 30,1999

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from -------------------- to ------------------

Commission file number    00-23063
                          --------

                       FIRST SECURITYFED FINANCIAL , INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


          DELAWARE                                             36-4177515
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                             Identification No.)

936 NORTH WESTERN AVE., CHICAGO, ILLINOIS                          60622
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


                                  773/772-4500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES   X        NO    ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          CLASS                                  OUTSTANDING AT OCTOBER 31,1999
-------------------------------------------------------------------------------
Common Stock, par value $0.01                           5,488,686 shares

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS


                                      INDEX


Part I.  Financial Information

  Item 1.    Financial Statements

     Condensed Consolidated Statements of Financial Condition  as of
       September 30, 1999 and December 31,1998................................3

     Condensed Consolidated Statements of Income for the three months and nine months ended September  30,1999 and  1998..............................4

     Statement of Comprehensive Income for the three months and nine  months ended  September  30,1999 and  1998 ......................5

     Condensed Consolidated Statements of Changes in Stockholders Equity
       for the year  ended December 31,1998 and the nine months ended
       September 30, 1999.....................................................6

     Condensed Consolidated Statements of Cash Flows for the nine months ended September  30, 1999 and 1998..............................8

     Notes to the Condensed Consolidated Financial Statements as of
       September  30, 1999....................................................9

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operation........................................12

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk......20


Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K..................................22

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                      September 30,    December 31,
                                                                          1999            1998
                                                                      -------------    ------------
ASSETS
Cash and due from banks                                               $   5,703        $  15,641
Federal funds sold                                                           53            9,189
                                                                      ---------        ---------
     Total cash and cash equivalents                                      5,756           24,830
Time deposits in other financial
  institutions                                                               --              200
Securities available-for-sale                                            21,194           26,343
Securities held-to-maturity (fair value of
 $88,463 in 1999 and $58,809 in 1998)                                    90,478           58,267
Loans, net of allowance for loan losses                                 236,255          218,311
Federal Home Loan Bank stock                                              2,194            2,131
Premises and equipment, net                                               3,739            3,967
Accrued interest receivable                                               2,912            2,475
Intangible assets                                                           200              236
Other assets                                                              2,191            1,290
                                                                      ---------        ---------
     Total assets                                                     $ 364,919        $ 338,050
                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
     Deposits                                                         $ 232,748        $ 220,495
     Advances from borrowers for taxes and
       insurance                                                          4,104            2,432
     Advances from Federal Home Loan Bank                                42,300           29,000
     Accrued interest payable and other liabilities                       2,332            1,536
                                                                      ---------        ---------
         Total liabilities                                              281,484          253,463

 Stockholders' Equity
     Preferred stock, $0.01 par value per share, 500,000 shares
      authorized, no shares issued and outstanding                           --               --
     Common stock, $0.01 par value per share, 8,000,000
      shares authorized, 6,408,000 shares issued                             64               64
     Additional paid-in capital                                          65,002           64,952
     Unearned ESOP shares                                                (4,324)          (4,582)
     Unearned MRP shares                                                 (3,255)          (3,810)
     Retained earnings, substantially restricted                         38,750           36,225
     Net unrealized loss on available-for-sale
       securities, net of income taxes                                     (557)             (28)
     Treasury stock, at cost; (879,160 shares at 9/30/99
     and 553,488 shares at 12/31/98)                                    (12,245)          (8,234)
                                                                      ---------        ---------
     Total stockholders' equity                                          83,435           84,587
                                                                      ---------        ---------
 Total liabilities and stockholders' equity                           $ 364,919        $ 338,050
                                                                      =========        =========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------

                                             Nine months ended           Three months ended
                                                September 30,               September 30,
                                             1999         1998            1999         1998
                                             ----         ----            ----         ----
Interest income
    Loans                                    $13,636       $12,669       $ 4,701       $ 4,407
    Securities                                 2,710         3,080         1,015         1,113
    Mortgage-backed securities                 1,700         2,074           593           547
    Other interest-earning assets                362           406            52           140
                                             -------       -------       -------       -------
    Total interest income                     18,408        18,229         6,361         6,207

Interest expense
    Deposits                                   6,739         7,029         2,299         2,331
    FHLB advances                              1,287           717           512           304
                                             -------       -------       -------       -------
    Total interest expense                     8,026         7,746         2,811         2,635

NET INTEREST INCOME                           10,382        10,483         3,550         3,572

Provision for loan losses                        185           185            61            62
                                             -------       -------       -------       -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   10,197        10,298         3,489         3,510

Noninterest income
    Net Gain on sale of securities                19            --            --            --
    Other income                                 545           484           223           182
                                             -------       -------       -------       -------
       Total noninterest income                  564           484           223           182

Noninterest expense
    Compensation and benefits                  2,677         2,227           900           887
    Occupancy and equipment expense              514           603           183           246
    Data Processing                              266           310            84           121
    Federal deposit insurance premiums           152           159            50            53
    Professional fees                            105           127            33            46
    Other operating expenses                     736           780           221           281
                                             -------       -------       -------       -------
       Total noninterest expense               4,450         4,206         1,471         1,634
                                             -------       -------       -------       -------

INCOME BEFORE INCOME TAX PROVISION             6,311         6,576         2,241         2,058

Provision for income taxes                     2,289         2,312           795           616
                                             -------       -------       -------       -------

NET INCOME                                   $ 4,022       $ 4,264       $ 1,446       $ 1,442
                                             =======       =======       =======       =======
Earnings per share
    Basic                                    $   .82       $   .72       $   .30       $   .26
                                             =======       =======       =======       =======
    Diluted                                  $   .82       $   .72       $   .30       $   .26
                                             =======       =======       =======       =======

                        STATEMENT OF COMPREHENSIVE INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                   Nine Months Ended      Three Months Ended
                                                      September 30            September 30,
                                                   1999          1998      1999          1998
                                                   ------------------     ---------------------


Net Income                                       $ 4,022      $ 4,264     $ 1,446      $ 1,442

Other comprehensive income, net of tax:
   Change  in unrealized gains on securities        (529)          43        (136)          13
                                                 -------      -------     -------      -------
Comprehensive Income                             $ 3,493      $ 4,307     $ 1,310      $ 1,455
                                                 =======      =======     =======      =======


                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
                                  - CONTINUED -
-------------------------------------------------------------------------------

                                                                                               Unrealized
                                                                                               Gain (Loss)              Total
                                               Additional   Unearned    Unearned              on Securities             Stock-
                                     Common     Paid-in       ESOP         MRP    Retained      Available-   Treasury   holders'
                                      Stock     Capital      Shares       Shares  Earnings      For-Sale      Stock     Equity
                                     ------    ----------  ---------      ------  --------    ------------   --------   -------

Balance at December 31, 1997          $ 64     $ 65,495    $ (4,935)         --    $ 31,290       $ (42)         --    $ 91,872

ESOP shares earned                      --          167         353          --          --          --          --         520

MRP shares earned                       --           --          --         467          --          --          --         467

Issuance of stock to Foundation,
  Net of related tax benefit            --         (710)         --          --          --          --         775          65

Net income                              --           --          --          --       5,344          --          --       5,344

Treasury stock                          --           --          --          --          --          --     (13,286)    (13,286)

Dividends Paid ($.07 per share)         --           --          --          --        (409)         --          --        (409)


MRP shares allocated                    --           --          --      (4,277)         --          --       4,277          --

Change in valuation allowance
  For securities available-for-sale
  Net of income taxes                   --           --          --          --          --          14          --          14
                                  --------     --------    --------    --------    --------    --------    --------    --------

Balance at December 31, 1998            64       64,952      (4,582)     (3,810)     36,225         (28)     (8,234)     84,587


                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
                                  - CONTINUED -
-------------------------------------------------------------------------------

                                                                                                 Unrealized
                                                                                                 Gain (Loss)                Total
                                               Additional    Unearned    Unearned                on Securities              Stock-
                                     Common     Paid-in       ESOP          MRP      Retained    Available-    Treasury    holders'
                                     Stock      Capital      Shares       Shares     Earnings     For-Sale       Stock     Equity
                                     ------    ----------    -------     --------    --------    -------------  --------   --------

ESOP shares earned                      --    $     50    $    258           --           --          --           --      $   308

MRP shares earned                       --          --          --          555           --          --           --          555

Net income                              --          --          --           --        4,022          --           --        4,022

Treasury stock                          --          --          --           --           --          --       (4,011)      (4,011)

Dividends Declared
  ($.27 per share) -                    --          --          --           --       (1,497)         --           --       (1,497)

Change in valuation allowance
  for securities available-
  for-sale net of income taxes          --          --          --           --           --        (529)          --         (529)
                                  --------    --------    --------     --------     --------    --------     --------      -------


Balance at September 30,1999      $     64    $ 65,002    $ (4,324)    $ (3,255)    $ 38,750    $   (557)    $(12,245)     $83,435
                                  ========    ========    ========     ========     ========    ========     ========      =======


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                    Nine months ended
                                                                      September  30,
                                                                   1999            1998
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $  4,022        $  4,264
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation and amortization                                  289             289
       Amortization of discounts and premiums
         on securities                                                114             132
       Net Gain on sales and calls of securities                      (19)             --
       Provision for loan losses                                      185             185
       ESOP compensation expense                                      307             403
       Stock Award Compensation Expense                               555             292
    Change in
          Deferred loan origination fees                               21              40
          Accrued interest receivable and other assets             (1,339)           (431)
          Other liabilities and deferred income taxes                 796            (134)
                                                                 --------        --------
              Net cash provided by operating activities             4,931           5,040

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities available-for-sale                      (1,062)         (8,105)
    Purchase of securities held-to-maturity                       (45,627)        (16,943)
    Proceeds from repayment of securities                           5,705           8,220
    Proceeds from sales of securities available-for-sale            2,968              --
    Proceeds from calls and maturities of securities                9,900          13,030
    Net change in loans                                           (18,013)        (32,151)
    Capital expenditures, net                                         (25)           (313)
    Purchase of Federal Home Loan Bank Stock                          (63)           (149)
                                                                 --------        --------
      Net cash used in investing activities                       (46,217)        (36,411)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                       12,253           8,408
    Net borrowings from FHLB                                       13,300          17,000
    Net change in advances from
      borrowers for insurance and taxes                             1,672           1,486
    Dividends Paid                                                 (1,002)             --
    Purchase of Treasury Stock                                     (4,011)         (9,459)
                                                                 --------        --------
       Net cash provided by (used in) financing activities         22,212          17,435
                                                                 --------        --------

Decrease in cash and cash equivalents                             (19,074)        (13,936)

Cash and cash equivalents at beginning of period                   24,830          30,090
                                                                 --------        --------

Cash and cash equivalents at end of period                       $  5,756        $ 16,154
                                                                 ========        ========

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of September 30,1999 and December 31,1998, the results of its operations for the three and nine month periods ended September 30,1999 and 1998 and cash flows for the nine months ended September 30,1999 and 1998.

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

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the three and nine month periods ended September 30,1999 is presented below:


                                                          Three months ended      Nine months ended
                                                           SEPTEMBER 30,1999      SEPTEMBER 30,1999
                                                          ------------------      -----------------

Earnings per common share
   Net Income                                                       $1,446         $4,022
                                                                    ------         ------

   Net income attributable to common shareholders                   $1,446         $4,022
                                                                    ======         ======

Weighted average common shares outstanding                           4,593          4,676
Add: shares committed to be issued to charitable foundation            200            200
                                                                    ------         ------


   Total weighted average common shares outstanding                  4,793          4,876
                                                                    ======         ------

          Basic earnings per share                                  $  .30         $  .82
                                                                    ======         ======



The Company's outstanding stock options and stock awards were not considered in the computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year, the assumed exercise of the options and/or the assumed issuance of the stock awards would have a dilutive effect on earnings per share for the future year. However, previously reported earnings per share and diluted earnings per share are not restated to reflect change in the status of changes in the relationship between exercise prices and average stock prices.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at September 30,1999:

                                                         Core        Risk based
                                                        CAPITAL        CAPITAL
                                                     -----------    -----------
                                                            (In thousands)

  Regulatory capital                                  $   71,035    $   73,225

  Minimum capital requirement                             14,284        14,016
                                                      ----------    ----------
  Excess regulatory capital over
    minimum requirement                               $   56,751    $   59,209
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

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30,1999 AND DECEMBER 31, 1998

Total assets increased $26.8 million to $364.9 million at September 30,1999 from $338.1 million at December 31,1998. The increase in total assets consisted primarily of increases of $27.1 million in securities, $18.0 million in loans receivable and $900,000 in other assets which were offset by a decrease of $19.0 million in cash and cash equivalents.

Net loans receivable increased by $18.0 million from $218.3 million at December 31,1998 to $236.3 million at September 30,1999 as a result of the strong market demand due to the prevailing favorable interest rate environment.

Securities available-for-sale decreased by $5.1 million from $26.3 million at December 31,1998 to $21.2 million at September 30,1999. During the same nine month period, securities held-to-maturity increased by $32.2 million from $58.3 million at December 31,1998 to $90.5 million at September 30,1999. This net increase of $27.1 million in securities was the result of the continued investment of funds into higher yielding government securities and qualified tax exempt municipal securities.

Cash and cash equivalents decreased by $19.0 million from $24.8 million at December 31,1998 to $5.8 million at September 30,1999. The decrease was the result of the redeployment of funds into higher yielding loans and securities and the repurchase of the company's stock.

Total liabilities at September 30,1999 were $281.5 million compared to $253.5 million at December 31,1998, an increase of $28.0 million. Deposits increased by $12.2 million, advances from the Federal Home Loan Bank increased by $13.3 million, advances from borrowers for taxes and insurance increased by $1.7 million and other liabilities increased by $800,000. The increase in liabilities helped in funding loan growth, increasing the securities portfolio, and repurchasing common stock.

Equity at September 30,1999 was $83.4 million compared to $84.6 million at December 31,1998, a decrease of $1.2 million. The decrease was due to the company's repurchase of outstanding common stock of $4.0 million which was offset by net income of $4.0 million. Equity at September 30,1999 was also impacted by dividends on the company's common stock. Three cash dividends totaling $1.5 million were declared during the nine month period ending September 30,1999. The dividends were then paid to stockholders in April, July and October 1999.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999 AND SEPTEMBER 30,1998

GENERAL

Net earnings for the nine months ended September 30,1999 were $4,022,000, a decrease of $242,000 from net earnings of $4,264,000 for the nine months ended September 30,1998. The decrease in net earnings was primarily due to a decrease of $101,000 in net interest income and a $244,000 increase in noninterest expense partially offset by a decrease of $23,000 in the provision for income taxes and an increase in noninterest income of $80,000.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTEREST INCOME

Interest income for the nine months ended September 30,1999 was $18,408,000 compared to $18,229,000 for the nine months ended September 30,1998, an increase of $179,000. Interest income increased on loans receivable by $967,000 due to increases in the average balances of loans receivable. The increase in income due to loans receivable was partially offset by a decrease of $370,000 in interest from securities due to lower interest rates and the sale of securities to fund the Company's purchase of Treasury stock. Mortgage backed securities interest income decreased by $374,000 primarily due to repayments of mortgage backed securities. Other interest earning assets decreased by $44,000 due primarily to the reduction of Federal Funds.


INTEREST EXPENSE

Interest expense for the nine months ended September 30,1999 was $8,026,000 compared to $7,746,000 for the nine months ended September 30,1998 an increase of $280,000. The increase of $570,000 in interest on Federal Home Loan Bank Advances is the result of increased borrowings from the Federal Home Loan Bank used to fund loan growth, and partially offset by a decrease of $290,000 in interest expense on deposits due to lower interest rates.


PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended September 30,1999 was $185,000 and remained consistent with the nine months ended September 30,1998.

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

NONINTEREST INCOME

Noninterest income for the nine months ended September 30,1999 was $564,000 compared to $484,000 for the nine months ended September 30,1998. The increase was primarily attributed to the increased use of our ATM's by other institutions' customers, but also included a $19,000 increase in the net gain on sale of securities.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NONINTEREST EXPENSE

Noninterest expense was $4,450,000 for the nine months ended September 30,1999 compared to $4,206,000 for the nine months ended September 30,1998 an increase of $244,000. Compensation and benefits expense increased by $450,000 primarily due to the implementation of the RRP Plan, which was approved in May 1998, and the hiring of additional personnel due to the growth of the institution. Occupancy and equipment expense decreased by $89,000 due to a $26,000 refund for property taxes and a decrease of $20,000 in the provision for property taxes in 1999. Occupancy and equipment expense was further decreased by fixed assets at the Bank's Milwaukee Avenue and Philadelphia offices becoming fully depreciated.

Data processing expense decreased by $44,000 primarily due to the Bank's conversion to a new data processing company.

Professional fees decreased by $22,000 due to the Company assuming an increased role in the preparation of various reports required by regulatory agencies. Other operating expenses decreased by $44,000 due to decreased travel expense as a result of the data processing conversion and the hiring of an internal appraiser.

INCOME TAXES

Income taxes were $2,289,000 for the nine months ended September 30,1999 compared to $2,312,000 for the nine months ended September 30,1998 a decrease of $23,000. The decrease in the provision for income taxes was due to a decrease of $265,000 in pre-tax earnings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30,1998

GENERAL

Net earnings for the three months ended September 30,1999 were $1,446,000 and remained fairly consistent with the three months ended September 30,1998.
However, income per share increased during the period as a result of the company's purchase of Treasury Stock.

INTEREST INCOME

Interest Income for the three months ended September 30,1999 was $6,361,000 compared to $6,207,000 for the three months ended September 30,1998, an increase of $154,000. Interest Income increased on loans receivable by $294,000 due to increases in the average balances of loans receivable. Securities income decreased by $98,000 due to the sale of securities to fund the Company's purchase of Treasury stock and calls by issuers of the higher yielding securities. Income from mortgage-backed securities increased by $46,000 due to higher interest rates on repriced variable rate mortgage-backed securities. Other interest-earning assets decreased by $88,000 due primarily to the reduction in Federal Funds.

INTEREST EXPENSE

Interest Expense for the three months ended September 30,1999 was $2,811,000 compared to $2,635,000 for the three months ended September 30,1998 an increase of $176,000. The increase of $208,000 in interest expense on Federal Home Loan Bank Advances is the result of increased borrowings from the Federal Home Loan Bank used to fund loan growth, and partially offset by a decrease of $32,000 in interest expense on deposits due to lower interest rates.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30,1999 was $61,000 and remained fairly consistent with the three months ended September 30,1998.

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

NONINTEREST INCOME

Noninterest income for the three months ended September 30,1999 was $223,000 compared to $182,000 for the three months ended September 30,1998. The increase was primarily attributed to increased use of our ATM's by other institution's customers.

NONINTEREST EXPENSE

Noninterest expense was $1,471,000 for the three months ended September 30,1999 compared to $1,634,000 for the three months ended September 30,1998 a decrease of $163,000. Compensation and benefits expense increased by $13,000 due to increases in employee group insurance and the hiring of additional personnel due to the growth of the institution.

Occupancy and equipment expense decreased by $63,000 due to decreases in the provision for property taxes in 1999 and fixed assets at the Bank's Milwaukee Avenue and Philadelphia offices becoming fully depreciated.

Data processing expense decreased by $37,000 due to the Bank's conversion to a new data processing center.

Professional fees decreased by $13,000 due to the company assuming an increased role in the preparation of various reports required by regulatory agencies. Other operating expenses decreased by $60,000 due to decreases in costs associated with the deconversion of our data processor and the hiring of an internal appraiser.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INCOME TAXES

Income taxes were $795,000 for the three months ended September 30,1999 compared to $616,000 for the three months ended September 30,1998, an increase of $179,000. The increase in the provision for income taxes was due to an increase in pre-tax earnings.

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

Federal Regulations require First Security to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. First Security has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30,1999, First Security's liquidity ratio for regulatory purposes was 35.17%.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $4.9 million and $5.0 million for the nine months ended September 30,1999 and September 30,1998 respectively, and $7.4 million, $2.8 million and $2.1 million for the years ended December 31,1998, 1997, and 1996, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans, proceeds from maturation and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and advances from FHLB of Chicago partially offset by purchases of Treasury Stock in 1999.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period . At September 30,1999, cash and short-term investments totaled $5.8 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

At September 30,1999, the Company had outstanding commitments to originate loans of $3.6 million, $3.5 million of which had fixed interest rates, and $68,000 of which had adjustable interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from September 30,1999 totaled $117.9 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the OTS. At September 30,1999, First Security was in compliance with all applicable capital requirements on a fully phased-in basis. See Note 4 of the Notes to Consolidated Financial Statements.

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

The  Bank  has   contacted   the   companies   that   supply  or   service   its
computer-dependent systems to obtain confirmation that each system that is material to the operation of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. The Bank has received confirmation that all systems that are material to the operation of the bank are Year 2000 compliant.

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

As of September 30,1999, the Bank has incurred $580,000 in capital expenditures related to its hardware and software conversion. The Bank does not anticipate incurring any material additional expense to achieve Year 2000 compliance.

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

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At September 30,1999, $98.2 million or 42.2% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that most of these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less or carry adjustable interest rates. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At September 30,1999, $11.0 million or 60.1% of the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $21.7 million or 23.2% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of June 30,1999 the latest date for which information is available, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank's current interest rate risk position.

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------

        Assumed Change                         $ Change in       % Change in
       In Interest Rates     $ AMOUNT              NPV               NPV
       -----------------     --------          -----------       -----------
       (Basis Points)             (Dollars in Thousands)

          + 300              $56,399            $(24,041)            (30)%
          + 200               64,769             (15,671)            (19)
          + 100               73,085              (7,356)             (9)
             --               80,440                  --              --
          - 100               86,196               5,755               7
          - 200               92,103              11,662              14
          - 300               98,324              17,883              22



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

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------


PART II    OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a.   Exhibits    - Exhibit  3(ii) - Amended and Restated By-Laws
                            - Exhibit 27 - Financial Data Schedule

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


                                         FIRST SECURITYFED FINANCIAL, INC
                                         (Registrant)



                                         BY: /S/JULIAN E. KULAS
                                         ---------------------------
                                         Julian E. Kulas
                                         Principal Executive Officer
                                         November 15,1999


                                         BY: /S/HARRY KUCEWICZ
                                         --------------------------------------
                                         Harry Kucewicz
                                         Chief Financial and Accounting Officer
                                         November 15,1999