Form 10-K
period 1999-12-31
FIRST SECURITYFED FINANCIAL INC
filed 2000-03-31
CIK 1042534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

                         Commission File Number 0-23063

                        FIRST SECURITYFED FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     Delaware                                                     36-4177515
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


936 North Western Avenue, Chicago, Illinois                            60622
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            Zip Code

       Registrant's telephone number, including area code: (773) 772-4500
                              ________________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     As of February 7, 2000, the Registrant had approximately 5,428,640 shares of Common Stock issued and outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closng price of such stock as of February 7, 2000 was $52.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

 PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended
                               December 31, 1999.

PART III of Form 10-K - Proxy Statementfor 1999 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

     First SecurityFed Financial, Inc. ("First SecurityFed" or the "Company"), and its wholly-owned subsidiary, First Security Federal Savings Bank ("First Security" or the "Bank"), may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in First SecurityFed's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

     o the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
     o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
     o    inflation, interest rate,  market and monetary fluctuations;
     o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
     o the willingness of users to substitute our products and services for products and services of our competitors;
     o our success in gaining regulatory approval of our products and services, when required;
     o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
     o    the impact of technological changes;
     o    acquisitions;
     o    changes in consumer spending and saving  habits; and
     o    our success at managing the risks involved in the foregoing.

     The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First SecurityFed or First Security.

                                     PART I

Item 1.  Business

General

     First SecurityFed, is a Delaware corporation that was formed in 1997 by First Security Federal Savings Bank for the purpose of becoming a savings and loan holding company. The Company owns all of the outstanding capital stock of First Security. Unless the context otherwise requires, all references herein to the Company include the Company and the Bank on a consolidated basis.

     As a community-oriented financial institution, First Security seeks to serve the financial needs of communities in its ethnically diverse market area. The Bank achieved a significant penetration in its market area by engaging in substantial community service activities and targeting marketing initiatives focused on groups within its market area.

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

Lending Activities

     General. The principal lending activity of the Bank is originating for its portfolio fixed and, to a much lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. First Security also originates home equity, multi-family and commercial real estate, consumer and other loans in its market area. At December 31, 1999, the Bank's loans receivable, net totaled $241.2 million. See "- Originations of Loans." Recently, the Bank added a construction lending program to its array of lending products.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.




                                               December 31,
                               ----------------------------------------------------------------------------------------------------

                                      1999                 1998               1997                1996                1995
                               ----------------------------------------------------------------------------------------------------

                                Amount    Percent   Amount     Percent  Amount   Percent    Amount     Percent   Amount    Percent
                               ----------------------------------------------------------------------------------------------------

Real Estate Loans:
One-to four-family........    $200,201   80.58%    $182,452    82.23%   $154,819  81.66%     $134,971   81.14%     $117,379   79.83%
Construction . . . . . . .       3,800    1.53        ----       ---         ---    ---           ---     ---           ---     ---
Multi-family..............      13,389    5.39       11,313     5.10      10,999   5.80         9,374    5.63         7,926    5.39
Commercial................      15,304    6.16       11,535     5.20       9,308   4.91         7,647    4.60         7,865    5.35
Mixed use(1)..............       9,084    3.65        9,898     4.46       7,927   4.18         8,004    4.81         7,262    4.94
                               -------   -----     --------   ------     ------- ------        ------   -----        -------   -----
Total real estate loans..      241,778   97.31      215,198    96.99     183,053  96.55       159,996   96.18        140,432  95.51

Consumer loans:
Share loans.............         1,164     .47       1,091     0.49       1,421   0.75         1,174    0.71         1,570    1.07
Automobile..............             3     .01          16     0.01          47   0.01            74    0.04           110    0.07
Home equity.............         5,103    2.05       5,158     2.32       4,602   2.43         3,431    2.06         3,684    2.51
Home improvement........             0     .00          11     0.01           7   0.01            12    0.01            29    0.02
Other...................           410     .16         404     0.18         387   0.21           395    0.24           445    0.30
                             ---------    ----     --------  -------    -------  -----       --------  -------      -------  ------
Total consumer loans...          6,680    2.69        6,680    3.01       6,464   3.41         5,086    3.06         5,838     3.97
Loans secured by leases.             0       0          ---     ---          81   0.04         1,272    0.76           759     0.52
                              -------- --------    --------  -------    -------- ------     --------  --------      -------  ------
Total loans...........         248,458  100.00 %    221,878   100.00%    189,598 100.00%     166,354   100.00%       147,029 100.00%
                                       ========               ======             ======                ======                ======
Less:
Construction Loans in Process    3,467                  ---                  ---                ---                    ----
Deferred fees and discounts..    1,508                1,498                1,511               1,486                 1,578
Allowance for losses.........    2,315                2,069                1,828               1,520                   885
                              --------             ---------            --------            --------                --------
 Total loans receivable, net. $241,168             $218,311             $186,259            $163,348              $144,566
                              =========            =========            ========            =========              =========


-----------
(1) Mixed use refers to real estate on which the borrower both resides and conducts a business.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                                                          December 31,
                                  ------------------------------------------------------------------------------------------------
                                         1999             1998                1997               1996               1995
                                  ------------------------------------------------------------------------------------------------
                                  Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount       Percent
                                  ------------------------------------------------------------------------------------------------
                                                                                                     (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
 One- to four-family............$193,552    77.90%   $175,246   78.98%  $143,882  75.89%   $118,308   71.12%    $101,015      68.70%
 Multi-family...................  13,389     5.39      11,313    5.10     10,999   5.80       9,169    5.51        7,719       5.25
 Commercial.....................  12,668     5.10       8,625    3.89      7,649   4.04       6,545    3.94        7,370       5.01
 Mixed use(1)...................   9,084     3.65       9,444    4.26      7,446   3.93       7,424    4.46        6,666       4.53
                                --------  --------   --------- -------   ------- -------    --------- ------    ---------    -------
 Total real estate loans........ 228,693    92.04     204,628   92.23    169,976  89.66     141,446   85.03      122,770      83.49
Consumer........................   1,577     0.64       1,522    0.69      1,862   0.98       1,655    1.00        2,154       1.46
Loans secured by leases.........     ---      ---         ---     ---         81   0.04       1,272    0.76          759       0.52
                               ---------  ---------  --------- -------  ----------------    --------- ------   ----------    -------
 Total fixed-rate loans........  230,270    92.68     206,150   92.92    171,919  90.68     144,373   86.79      125,683      85.47

Adjustable-Rate Loans
Real estate:
 One-to-four-family............    6,649     2.68       7,206    3.25     10,937   5.77       16,663  10.02       16,364      11.13
 Multi-family..................      ---      ---         ---     ---        ---    ---          205   0.12          207       0.14
 Commercial....................    2,636     1.06       2,910    1.31      1,659   0.87        1,102   0.66          495       0.34
 Mixed use.....................      ---      ---         454    0.20        481   0.25          580   0.35          596       0.41
 Construction                      3,800     1.53         ---     ---        ---    ---          ---    ---          ---        ---
Consumer.......................    5,103     2.05       5,158    2.32      4,602   2.43        3,431   2.06        3,684       2.51
                               ---------  --------   --------- -------  -------- -------     -------  ------    --------    -------
 Total adjustable-rate loans...   18,188     7.32      15,728    7.08     17,679   9.32       21,981  13.21       21,346      14.53
                               ---------- --------    ---------------    ------- -------     -------- ------    --------     ------
 Total loans...................  248,458   100.00%    221,878  100.00%   189,598 100.00%     166,354 100.00%      147,02     100.00%
                                          ========             ======            ======              ======                  ======

Less:
Construction Loans in Process      3,467                  ---                ---                 ---                 ---
Deferred fees and discounts....    1,508                1,498              1,511               1,486               1,578
Allowance for losses...........    2,315                2,069              1,828               1,520                 885
                               ----------              -------         ---------           ----------           ---------
 Total loans receivable, net... $241,168             $218,311           $186,259            $163,348            $144,566
                               ==========             ========          ========             ========            ========


         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final payment is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                             Real Estate
                        -------------------------------------------------------
                                                        Multi-family,
                                                        Construction and
                                                        Commercial Real
                            One-to four family          Estate                       Consumer                      Total
                        ------------------------------------------------------------------------------------------------------------
                                        Weighted                    Weighted                    Weighted                    Weighted
                                        Average                     Average                     Average                     Average
                        Amount          Rate           Amount       Rate        Amount          Rate         Amount         Rate
                        ------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
      Due During
     Years Ending
     December 31,
-----------------------

2000.................   $ 1,439          7.53           $ 8,258       9.17%$     1,005            9.23%        $ 10,702       8.96%
2001 to 2002...........   1,795          7.74             2,144       9.26         743            8.67            4,682       8.58
2003 and 2004..........  20,523          7.79            17,212       8.94       4,932            8.28           42,667       8.31
2005 to 2009...........  17,394          7.52             3,311       9.47           0               0           20,705       7.83
2010 to 2019...........  78,877          7.98             8,657       8.83           0               0           87,534       8.06
2020 and following.....  80,173          7.73             1,995       8.34           0               0           82,168       7.74
                        --------                     -----------                -------                      ----------
   Total...............$200,201          7.82         $  41,577       8.99     $ 6,680            8.47         $248,458       8.03
                       =========                       =========                ========                      =========



         The total amount of loans due after December 31, 2000 which have predetermined interest rates is $ 219.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $ 18.2 million.

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1999, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $10.5 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1999, the largest dollar amount outstanding or committed to be lent to one borrower or, group of related borrowers, related to one residential loan and several multi-family dwelling loans totaling $1.8 million secured by the borrower's residence and several multi-family dwellings located in Chicago, Illinois. At December 31, 1999, these loans were performing in accordance with their terms. As of the same date, there were eight other lending relationships with carrying values in excess of $1.0 million.

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

     The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers fixed rate balloon products with a 30 year amortization schedule which are due in three or five years and which, under certain circumstances, may be extended for an additional term of up to three or five years, as applicable. As of December 31, 1999, the Bank had $17.3 million of fixed rate loans with original terms of 10 years or less (most of which were three or five year balloon loans), $67.2 million of fixed rate loans with original terms of 10-15 years and $109.1 million of fixed rate loans with original terms of more than 15 years. See "- Originations of Loans."

     The Bank also originates fixed rate home equity loans with terms of up to ten years. These loans are written so that the total balance does not exceed the lesser of $35,000 or 75% of the appraised value of the security property when combined with the balance of the first mortgage lien. At December 31, 1999, the Bank had $1.8 million of home equity loans, all of which are classified in the tabular data as one- to four-family residential loans.

     The Bank also offers ARMs which carry interest rates which adjust at a margin (generally 250 basis points) over the yield on the One Year and the Three Year Average Monthly U.S. Treasury Constant Maturity Indexes ("CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for a cap on annual interest rate changes of 200 basis points and a lifetime cap generally of 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100-150 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. At December 31, 1999, one- to four-family ARMs totaled $6.6 million or 2.68% of the Bank's total loan portfolio.

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

     Multi-family and Commercial Real Estate Lending. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank originates permanent multi-family and commercial real estate loans secured by properties in its primary market area. At December 31, 1999, the Bank had multi-family loans totaling $13.4 million, or 5.39% of the Bank's total loan portfolio, and $15.3 million in commercial real estate loans, representing 6.16% of the total loan portfolio.

     The Bank's multi-family loan portfolio consists primarily of loans secured by sixteen or fewer units. The Bank's commercial real estate loans are primarily secured by retail stores, small office buildings, store/apartment complexes, taverns and store front offices.

     The Bank's multi-family real estate loans generally carry a maximum term of 5 years and have fixed rates, although most of these loans are five year balloons with a 25 year or more amortization schedule. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property. Most of the Bank's commercial real estate loans are five year balloon loans with fixed rates of interest. Also included in the Bank's commercial real estate loans are $2.6 million of lines of credit secured by commercial real estate with floating interest rates tied to the prime rate of interest. Commercial real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property.

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

     At December 31, 1999, the Bank's largest commercial real estate or multi-family loan outstanding totaled $1,250,000 and was secured by a residential 16-unit apartment building located in Chicago, Illinois. The loan was performing in accordance with its terms as of that date.

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

     Construction Lending. The Bank originates construction loans to finance development of residential properties. Loans are primarily fixed rate with a maturity of one year or less.

     The Bank requires independent appraisals with loan to value not in excess of 80%. Disbursements are made in increments as construction progresses, and inspections warrant. Land loans do not exceed 60% of the appraised value or actual cost.

     As of December 31,1999 the Bank had committed $3.8 million to borrowers for construction loans. As of this same date, $330,000 of the committed funds had been disbursed.

     Consumer Lending. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity lines of credit, and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity lines of credit, the Bank has focused its recent consumer lending activities on home equity lending. At December 31, 1999 consumer loans totaled $6.7 million or 2.69% of total loans outstanding.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Other than the home equity lines of credit, the Bank's consumer loans are made at fixed interest rates, with terms of up to five years.

     The Bank's home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 75% of the appraised value of the property. These loans are written with fixed terms of up to five years and carry interest rates that float with the prime rate of interest. At December 31, 1999, the Bank's home equity lines of credit totaled $5.1 million outstanding, or 2.05% of the Bank's total loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

     As a reflection of the Bank's emphasis on customer service, the Bank has not sold loans in the past but may do so in the future to manage interest rate risk. Servicing of such loans would be retained by the Bank.

     The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.


                                                               Year Ended December 31,
                                                    ---------------------------------------------------------------------------

                                                         1999          1998           1997
                                                    -----------------------------------------------------------------------
                                                                   (In Thousands)

Originations by type:
Adjustable rate:
 Real estate - one- to four-family..............       $2,543         $ 1,791        $ 1,082
Fixed rate:
 Real estate - one- to four-family..............       62,460          68,797         46,207
             - multi-family...............              5,953           5,076          6,066
             - commercial.................              6,096           5,289          1,234
 Non-real estate - consumer.....................        2,451           3,772          3,477
                                                      --------         -------        -------
  Total fixed-rate.........................            76,960          82,934         56,984
                                                      --------         -------        -------
  Total loans originated...................            79,503          84,725         58,066

Principal repayments..............................   ( 56,390)        (52,445)       (34,822)

Increase (decrease) in other items, net...........       (256)           (228)          (333)
                                                   -----------       ---------       --------
  Net increase..............................         $ 22,857         $32,052        $22,911
                                                     ========         =======        =======



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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.



                                                   Loans Delinquent For:                                    Total Loans Delinquent
                              -----------------------------------------------------------------------------------
                                          60-89 Days                 90 Days and Over                         60-Days-or-More-
                              ------------------------------------------------------------------------------------------------------
                                                      Percent                              Percent                          Percent
                                                      of Loan                              of Loan                          of Loan
                                Number     Amount     Category     Number       Amount     Category     Number     Amount   Category
                              ------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)

Real Estate:
 One- to four-family........       10        $   787     .39%        9          $   934      .47%          19       $1,721     .86%
 Multi-family...............      ---            ---     ---         1               25      .19            1           25     .19
 Commercial.................        3            282    1.84         2              360     2.35            5          642    4.19
Consumer.....................       4              3     .05         7                8      .12           11           11     .16
                                ------       -------             --------          ------                ------    --------
Total........................      17        $ 1,072     .43%       19          $ 1,327      .53 %         36       $2,399     .96%
                               =======      ========             ========         ========               =======   =========



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

     On the basis of management's review of its assets, at December 31, 1999, the Bank had classified a total of $1.3 million of its loan and other assets as follows:


                                                                 At
                                                            December 31,
                                                                1999
                                                        ------------------------
                                                           (In Thousands)


Substandard...........................................           $1,327
Doubtful assets.......................................              ---
Loss assets...........................................              ---
                                                                --------
  Total...........................................                1,327
                                                                --------
General loss allowance................................          $ 2,315
                                                                 =======
Specific loss allowance...............................          $   ---
                                                                 =======
Charge-offs, net......................................          $   ---
                                                                 =======



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


                                                                              December 31,
                                              -------------------------------------------------------------------------------------
                                              1999          1998        1997      1996        1995
                                              ------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)


Non-accruing loans:
 One- to four-family.......................   $  ---        $  9      $      9  $     9     $     9
 Commercial real estate....................      ---         ---           ---      ---         ---
                                           ---------    --------      --------  --------    --------
  Total................................         ---            9            9         9           9

Accruing loans delinquent 90 days or more:
 One- to four-family.......................     934          459          614     1,111         971
 Multi-family..............................      25          224          ---       180         367
 Commercial real estate....................     360          313          566       882         749
 Consumer..................................       8            7          194       226         189
                                          ----------    ---------       ------   -------     -------
  Total................................       1,327        1,003        1,374     2,399       2,276

Foreclosed assets:
 One- to four-family.......................      66          ---          ---        40         ---
 Commercial real estate....................     ---          ---          ---       ---         499
                                           ---------    ---------      -------   -------     ------
  Total................................          66          ---          ---        40         499

Non-performing leases......................     ---          ---           81     1,272         ---
                                          ----------    ---------      -------   ------   ---------

Total non-performing assets...............   $1,393        $1,012      $1,464    $3,720      $2,784
                                            =======        ======      ======    ======      ======

Total as a percentage of total assets.....      .37%         0.30%       0.46%     1.44%       1.11%
                                            ========         ====        ====      ====        ====


     For the years ended December 31, 1998 and December 31, 1999, gross interest income (less additions to the interest reserve) which would have been recorded had the non-accruing loans (and accruing loans delinquent 90 days or more) been current in accordance with their original terms amounted to $116,000 and $
96,000, respectively. No interest income was recognized on non-accruing loans for the years ended December 31, 1999 and December 31, 1998, respectively.

     Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1999, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                                           Year Ended December 31,
                                                          --------------------------------------------------------------------------
                                                          1999         1998     1997      1996      1995
                                                          --------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Balance at beginning of period............................  $2,069    $1,828    $1,520    $ 885     $  792

Charge-offs:
 One- to four-family.....................................      ---       ---       ---      ---        ---
 Multi-family............................................      ---       ---       ---      ---        ---
 Commercial real estate..................................      ---       ---       ---       68         28
 Construction or development.............................      ---       ---       ---      ---        ---
 Consumer................................................      ---         5         2        3         15
 Leases..................................................      ---       ---       432      ---        ---
                                                        ----------   --------   ------   -------  ---------
                                                               ---         5       434        71         43

Recoveries:
 One- to four-family.....................................      ---       ---       ---      ---        ---
 Multi-family............................................      ---       ---       ---      ---        ---
 Commercial real estate..................................      ---       ---       ---      ---        ---
 Construction or development.............................      ---       ---       ---      ---        ---
 Consumer................................................      ---       ---         4      ---        ---
 Leases..................................................      ---       ---       ---      ---        ---
                                                        ----------  ---------   -------  -------  ---------
                                                               ---        ---        4      ---        ---

Net (charge-offs) recoveries..............................     ---         (5)    (430)      (71)      (43)
Additions charged to operations...........................     246        246      738       706        136
                                                         ----------   -------   -------    -------   -------
Balance at end of period...............................   $  2,315     $2,069   $1,828    $1,520    $   885
                                                          ========     ======    ======    ======    =======

Ratio of net charge-offs (recoveries) during the
 period to average loans outstanding during the
 period..................................................      ---%       ---%      0.25%   0.05%     (0.03)%
                                                            ======      =====       ====    ====       ====

Ratio of net charge-offs (recoveries) during
 the period to average non-performing assets.............      ---%      0.38%     21.12%   2.15%     (1.88)%
                                                            ========     ====      =====    ====       =====

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                                                 December 31,
                     ---------------------------------------------------------------------------------------------------------------
                                   1999                             1998                             1997
                     ---------------------------------------------------------------------------------------------------------------
                                              Percent                           Percent                             Percent
                                             of Loans                           of Loans                            of Loans

                       Amount       Loan     in Each      Amount      Loan      in Each    Amount     Loan          in Each
                       of Loan      Amounts  Category     of Loan     Amounts   Category   of Loan    Amounts       Category
                       Loss         by       of Total     Loss        by        of Total   Loss       by            of Total
                       Allowance    Category Loans        Allowance   Category  Loans      Allowance  Category      Loans

One- to four-family..    $ 823     $200,201  80.58%          $736     $182,452  82.23%     $ 572     $154,819      81.66%
Multi-family.........       80       13,389   5.39             83       11,313   5.10         67       10,999       5.80
Multi-family.........
   estate............      607       24,388   9.81            483       21,433   9.66        448       17,235        9.09
Construction or
   development.......       33          333   1.53            ---          ---    ---        ---          ---         ---
Consumer.............      107        6,680   2.69            112        6,680   3.01         80        6,464        3.41
Loans secured by
   leases............      ---          ---    ---            ---          ---    ---         40           81        0.04
                                              ----
Unallocated..........      665          ---    ---            655          ---    ---        621          ---         ---
                    -------------------- ---------    -----------------------------    ------------------------------ ------------
       Total........    $2,315      $244,991 100.00%       $2,069     $221,878 100.00%    $1,828      $189,598        100.00%
                       =======      ======== =======       ======     ======== ======     ======       =======        ======

                    ---------------------------------------------------------------------------------------------------------------
                                                  1996                                         1995
                     --------------------------------------------------------------------------------------------------------------
                                                                Percent                                           Percent
                                                                of Loans                                          of Loans
                                 Amount          Loan           in Each       Amount             Loan             in Each
                                 of Loan         Amounts        Category      of Loan            Amounts          Category
                                 Loss            by             of Total      Loss               by               of Total
                                 Allowance       Category       Loans         Allowance          Category         Loans

One- to four-family..              $    335         $134,971     81.14%         $   310           $117,379         79.83%
Multi-family.........                    56            9,374      5.63               56              7,926          5.39
Commercial real...
   estate............                   245           15,651      9.41              199             15,127          10.29
Construction or
   development.......                   ---              ---       ---              ---                ---            ---
Consumer...........                      68            5,086      3.06               70              5,838           3.97
Loans secured by .
   leases............                   318            1,272      0.76               76                759           0.52
Unallocated..........                   478              ---       ---              174                ---            ---
                                       ----            -----      ----             ----               ----            ----
       Total........                 $1,520         $166,354    100.00%            $885           $147,029          100.00%



     The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, collateral values the current loan portfolio and current economic conditions are considered.

     While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Securities Activities

     General. Generally, the investment policy of the Company is to invest funds among categories of investments based upon the its asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. In accordance with the Company's asset/liability management policy, the Company has recently focused a significant part of its investment activities on instruments with terms to repricing or maturity of five years or less and municipal securities which are exempt from federal taxes.

     The Bank must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1999, the Bank's liquidity ratio for regulatory purposes was 9.19%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Asset/Liability Management" and "- Liquidity and Capital Resources" in the Annual Report attached as Exhibit 13 hereto.

     The Company's securities are classified into two categories: held-to-maturity and available-for-sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. At December 31, 1999, the Company had $20.6 million of securities classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of shareholders' equity.

     Mortgage-Backed and Related Securities. In order to supplement its lending activities and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. As of December 31, 1999, all of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

     Consistent with its asset/liability management strategy, at December 31, 1999, $ 9.4 million, or 55.4% of the Company's mortgage-backed and related securities were available-for-sale. In addition, on the same date, $ 9.1 million or 53.4% of the Company's mortgage-backed and related securities carried adjustable rates. Finally, as discussed further below, at December 31, 1999, the Company had $ 1.2 million of collateralized mortgage obligations ("CMOs") with anticipated average lives of five years or less. For additional information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13 hereto.

     The Company's CMOs and are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. Although a significant proportion of the Company's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.

     The Company invests in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that, depending on market conditions, CMOs may represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (five year or less average life) often represent a better combination of rate and duration than adjustable rate mortgage-backed securities.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs, and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in low-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets available-for-sale. At December 31, 1999, the most recent quarterly test date, none of the Company's mortgage-backed securities were classified as "high-risk."

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.


                                                                                               December 31,
                                                     -------------------------------------------------------------------------------

                                                                1999                    1998                      1997
                                                     -------------------------------------------------------------------------------
                                                      Carrying        % of      Carrying      % of         Carrying    % of
                                                        Value         Total       Value       Total        Value       Total
                                                   -------------------------------------------------------------------------------
                                                                                          (Dollars in Thousands)

Mortgage-backed securities held-to- maturity:
 GNMA.............................................. $ 3,530             20.77%  $  4,975       20.73%     $  7,781     22.05%
 FNMA..............................................   1,043              6.14      1,474        6.14         2,531      7.17
 FHLMC.............................................   1,846             10.87      2,955       12.31         4,558     12.92
 CMOs..............................................   1,158              6.82      2,183        9.10         3,681     10.44
                                                    --------           ------    --------    --------       -------   -------
                                                      7,577             44.60     11,587       48.28        18,551     52.58
Mortgage-backed securities available-for- sale:
 GNMA..............................................   1,371              8.07      1,983        8.26         2,982      8.45
 FNMA..............................................   3,489             20.54      4,309       17.96         5,605     15.89
 FHLMC.............................................   4,550             26.79      5,907       24.62         7,601     21.54
 CMOs..............................................     ---              ---         211        0.88           545      1.54
                                                   ---------         --------   ---------    -------       -------   --------
                                                      9,410             55.40      12,410      51.72        16,733     47.42
                                                     -------         --------     -------    -------        ------    -------
  Total mortgage-backed securities...............  $ 16,987            100.00%  $  23,997     100.00%    $  35,284    100.00%
                                                   =========           =======     =======    ======       =======     ======


         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1999.


                                                                        Due in                                 December 31, 1999
                                          ------------------------------------------------------------------------------------------
                                           6 Months  6 Months   1 to    3 to 5  5 to 10  10 to 20  Over 20     Amortized    Carrying
                                           or Less   to 1 Year  3 Years Years    Years    Years     Years         Cost         Value
                                           -----------------------------------------------------------------------------------------
                                                                          (In Thousands)
Federal Home Loan Mortgage Corporation....$  ---    $ ---       $  98    $ 378  $  716    $2,682     $ 2,713     $ 6,587      $6,396
Federal National Mortgage Association....    ---      ---         ---      358     191     1,975       2,153       4,677       4,532
Government National Mortgage Association.    ---      ---         ---      ---     275     1,107       3,531       4,913       4,901
CMOs .....................................   ---      ---         ---      ---     307        85         766       1,158       1,158
                                          ------    -----       -----    -----   ------  --------    -------      ------      ------
                                             ---
     Total..............................  $  ---    $ ---       $  98    $ 736  $1,489    $5,849     $ 9,163     $17,335    $ 16,987
                                          =======   ======      ======   ====== ========  ========  ========    ========   ========




     As of December 31, 1999, the Company did not have any mortgage-backed securities in excess of 10% of retained earnings except for FNMA, FHLMC and GNMA issues, amounting to $4.5 million, $6.4 million and $4.9 million, respectively.

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

     The following table shows mortgage-backed securities purchase, sale and repayment activities of the Company for the periods indicated.


                                                        Year Ended December 31,
                                      ------------------------------------------
                                            1999         1998              1997
                                      ------------------------------------------
                                                  (In Thousands)
Purchases:
 Adjustable-rate......................  $      ---     $    ---        $     ---
 Fixed-rate...........................         ---          ---              ---
 CMOs.................................         ---          ---              ---
                                          --------     ---------        --------
  Total purchases.................             ---          ---              ---

Principal repayments.....................   (6,680)     (11,094)         (8,475)
Discount/premium net change.............. (    260)        (116)           (184)
Fair value net change.................... (     70)         (77)            107
                                          ---------  -----------        --------
   Net increase (decrease).........      $  (7,010)    $(11,287)        $(8,552)
                                          =========     ========         =======


     The Company's holdings of mortgage-backed securities are approximately 3% of the Company's total assets. Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Company's CMOs also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of the Company's assets consisting of mortgage-backed and related securities increases, the Company's asset yields could be somewhat adversely affected. The Company will evaluate mortgage-backed and related securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

     Other Securities. In order to complement its lending and mortgage-backed securities activities, and to increase its holdings of short and intermediate term assets, the Company invests in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 1999 and December 31, 1998, the Company's securities portfolio totaled $96.5 million and $60.6 million, respectively. At December 31, 1999, the Company did not own any other securities of a single issuer which exceeded 10% of the Company's retained earnings, other than federal agency obligations. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13 hereto for additional information regarding the Company's other securities portfolio.

     The following table sets forth the composition of the Company's other securities and other earning assets at the dates indicated.


                                                                                      December 31,
                                              -----------------------------------------------------------------------------------
                                                          1999                1998                    1997
                                              -----------------------------------------------------------------------------------
                                                Carrying      % of     Carrying    % of      Carrying       % of
                                                 Value        Total     Value      Total      Value        Total
                                               -----------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Securities held-to-maturity:
  Federal agency obligations....................$ 69,763       72.26%   $41,504     68.47%    $33,562        61.92%
  Municipal bonds...............................  15,568       16.13      5,176      8.54       4,909         9.06
                                                  ------       -----   --------     ------     -------      -------
                                                  85,331       88.39     46,680     77.01      38,471       70.98
Securities available-for sale:
  US government securities......................     335         .35      2,577      4.25       8,014        14.79
  Mutual funds..................................   2,998        3.11      3,164      5.22       3,155         5.82
  Municipal bonds...............................   7,370        7.62      7,679     12.67       3,966         7.32
  Corporate notes...............................     230         .24        242      0.40         250         0.46
  Other equity..................................     279         .29        271      0.45         343         0.63
                                                ---------    -------  ---------    ------     -------       -------
                                                  11,212       11.61     13,933     22.99      15,728        29.02
                                                 --------    --------    ------    ------      ------        ------
       Total securities......................... $96,543      100.00%   $60,613    100.00%    $54,199        100.00%
                                                ========      ======    =======    ======     =======        ======

Other earning assets:
  Interest-earning deposits with banks.......... $ 1,571       38.45%   $ 8,205      41.60%    $ 5,750        22.28%
  FHLB stock....................................   2,315       56.66      2,131      10.80       1,852         7.18
  Federal funds sold............................     200        4.89      9,189      46.59      18,000        69.76
  Time deposit in other financial institutions..    ----         ---        200       1.01         200         0.78
                                                ---------    --------   -------    -------    --------       -------
        Total................................... $ 4,086       100.00%  $19,725     100.00%    $25,802       100.00%
                                                  =======      ======    =======    ======     =======        ======



     The composition and maturities of the other securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                                     December 31, 1999
                                 ---------------------------------------------------------------------------------------------------
                                   Less Than        1 to 5        5 to 10           Over
                                     1 Year         Years          Years          10 years          Total Securities
                                 ---------------------------------------------------------------------------------------------------
                                   Amortized      Amortized      Amortized       Amortized      Amortized         Fair
                                      Cost           Cost           Cost            Cost           Cost           Value
                                 ---------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)

US government securities.......    $     ---      $     ---       $    ---           $ 259       $    259          $ 335
Federal agency obligations.....          200         16,375         50,689           2,499         69,763         67,348
Municipal bonds................          200          1,323          2,644          19,207         23,374         22,358
Corporate notes................          ---            250            ---             ---            250            230
                                   ----------       --------     ----------       ---------      ---------      --------
Total securities...............    $     400        $17,948       $ 53,333        $ 21,965        $93,646(1)    $ 90,271
                                    ========        =======       ========        ========        =======       ========
Weighted average yield.........         4.79%          6.20%          6.50%           5.26%          6.14%
                                    ========        =======      =========          =======       =======


----------------
(1)      Includes $ 84.5 million of callable securities.


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

     Management believes that the "core" portion of the Bank's regular savings, NOW and money market accounts, which amounted to $97.1 million or 40.8% of total deposits at December 31, 1999, can have a lower cost and be more resistant to interest rate changes (and competing non-depository financial products) than certificate accounts. The Bank utilizes customer service, community outreach and marketing initiatives in an effort to build and maintain the volume of such deposits. However, there can be no assurance as to whether the Bank will be able to maintain or increase its core deposits in the future.

     The table below sets forth the Bank's deposit flows for the periods indicated.


                                                   Year Ended December 31,
                                       -----------------------------------------
                                       1999            1998             1997
                                       -----------------------------------------
                                                    (Dollars In Thousands)
Opening balance......................  $ 220,495      $210,100        $ 219,505
Deposits.............................    403,756       373,966          457,063
Withdrawals..........................   (395,294)     (372,758)        (475,811)
Interest credited....................      9,166         9,187            9,343
                                       ----------   -----------         --------

Ending balance.......................   $ 238,123     $220,495         $210,100
                                        =========     =========         ========

Net increase (decrease)..............     $17,628    $  10,395          $(9,405)
                                          =======     =========          =======

Percent increase (decrease)..........        7.99         4.95%           (4.28)%
                                        =========        =====            =====



     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.


                                                                              December 31,
                                       ------------------------------------------------------------------------
                                              1999                   1998                      1997
                                       -----------------------------------------------------------------------
                                                   Percent                 Percent                    Percent
                                        Amount     of Total      Amount   of Total       Amount       of Total
                                       ------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Transactions and Savings
Deposits
Passbook Accounts 3.00%............... $ 75,180     31.6%    $  74,963       34.0%   $  68,572         32.6%
NOW Accounts 2.23%....................   18,281      7.7        16,976        7.7       15,705          7.5
Money Market Accounts 3.06%...........    3,651      1.5         4,524        2.0        4,574          2.2
                                     -----------  ------    ----------     -------      -------       ------

Total Non-Certificates...............    97,112     40.8        96,463       43.7       88,851         42.3

Certificates:
0.00 - 3.99%.........................       ---      ---          226         0.1          ---          ---
4.00 - 5.99%..........................  124,269     52.2      111,820        50.7      108,902         51.8
6.00 - 7.99%........................     16,693      7.0       11,892         5.4       12,347          5.9
8.00 - 9.00%........................         49      ---           94         0.1          ---          ---
                                      ---------   -------   ---------     -------  -----------       -------

Total Certificates..................    141,011     59.2      124,032        56.3      121,249         57.7
                                      ----------  ------      -------      ------     --------        ------

Total Deposits......................  $ 238,123    100.0%    $220,495       100.0%    $210,100         100.0%
                                      =========   ======     ========       =====     ========         =====


     The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1999.


                         Less Than     1 to 2        2 to 3       3 to 4        4 to 5
                          1 Year        Years         Years        Years         Years        Total
                       ---------------------------------------------------------------------------------
                                                    (Dollars in Thousands)

3.00 - 3.99%..........  $     ---     $    ---       $   ---      $   ---     $     ---      $    ---
4.00 - 4.99%..........     61,862        3,614            82          100           598        66,256
5.00 - 5.99%..........     51,445        2,781         1,899        1,584           304        58,013
6.00 - 6.99%..........      8,127        1,533         1,665          178         3,246        14,749
7.00 - 7.99%..........      1,245            3           696          ---           ---         1,944
8.00 -  8.99%.........        ---          ---           ---          ---            49            49
                       ------------------------------------------------------------------- -------------
                        $ 122,679    $   7,931      $  4,342    $  1,862      $   4,197     $ 141,011
                        ==========   ==========     =========   ==========    ==========     =========




     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.


                                                                        Maturity
                                              ----------------------------------------------------------------------
                                                                Over            Over           Over
                                               3 Months        3 to 6         6 to 12           12
                                               or Less         Months          Months         Months          Total
                                              ----------------------------------------------------------------------
                                                                             (In Thousands)
Certificates of deposit less than
$100,000....................................  $ 29,318       $ 22,864        $ 31,691       $ 13,172        $ 97,045
Certificates of deposit $100,000
 or more....................................    10,505         10,928          17,373          5,160          43,966
                                              ---------       --------        --------       --------        --------
     Total certificates of deposit..........  $ 39,823       $ 33,792        $ 49,064       $ 18,332       $ 141,011
                                              =========      =========       ========        ========       =========



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

     The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.


                                                                        Year Ended December 31,
                                             -------------------------------------------------------------------------------------
                                                  1999            1998            1997           1996            1995
                                            --------------------------------------------------------------------------------------
                                                                        (Dollars In Thousands)
Maximum Balance:
  FHLB Advances.............................   $ 46,300        $29,000         $12,000         $3,000          $4,000

Average Balance:
  FHLB Advances.............................   $ 34,607        $21,667         $ 9,548         $3,000          $3,333

Weighted average interest rate of
  FHLB advances.............................       5.41%          5.10%           5.72%          5.17%           5.25%



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

     At December 31, 1999, First Security had one wholly owned service corporation, Western Security Service Corporation ("Western" or the "Subsidiary"). Western, an Illinois corporation, was incorporated November 1977 for the purpose of offering customers and members of the general public credit, life, mortgage and disability insurance. First Security's investment in Western was $26,933 as of December 31, 1999. Western recognized net income (loss) of $ (1,869) during the year ended December 31, 1999 and ($9,500) during the year ended December 31, 1998.

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

Federal Regulation of Savings Associations

     The Office of Thrift Supervision ("OTS") has extensive authority over the operations of savings associations. As part of this authority, First Security is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Security were as of December 31,1999 and April 23 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Security to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

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

     First Security's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, First Security's lending limit under this restriction was $10.5 million. First Security is in compliance with the loans-to-one-borrower limitation.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. The assessment was reduced to
2.12 basis points as of January 1, 2000, when BIF insured institutions began to fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.


Regulatory Capital Requirements

     Federally insured savings associations, such as First Security are required to maintain a minimum level of regulatory capital. The OTS has established capital standards which require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to qualifying total assets (leverage ratio). These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require a leverage ratio of 4% of adjusted total assets (as defined by regulation). Tier I capital, used to calculate the leverage ratio, generally includes common stockholders' equity and retained income and certain noncumulative perpetual First Security stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from Tier I capital for calculating compliance with the requirement. At December 31,1999, First Security had $190,000 of intangible assets recorded as assets on its financial statements, as a result of its acquisition of assets and assumption of liabilities from the Resolution Trust Corporation in 1994.

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

     At December 31,1999, First Security had Tier I capital of $69.1 million or 19.1% of adjusted total assets, which is approximately $54.6 million above the minimum requirement of 4% of adjusted total assets in effect on the date.

     The capital standards also require Tier I capital equal to at least 4% of risk-weighted assets.

     At December 31,1999, First Security had Tier I capital equal to $69.1 million or 39.4% of risk- weighted assets, which is $62.1 million above the minimum Tier I risk-based capital ratio of 4% in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1999, First Security had $ 2.3 million of general loss reserves of which $ 2.2 million qualifies as supplementary capital, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Security had no such exclusions from capital and assets at December 31, 1999.

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

     OTS regulations also require that a savings association with more than normal interest rate risk exposure deduct from its total capital, for purposes of determining compliance with such requirements, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. At the present time, the proposal is not expected to have a material impact on the Bank.

     On December 31, 1999, First Security had total risk-based capital of approximately $ 71.3 million (including $ 69.1 million in core capital and $ 2.2 in qualifying supplementary capital) and risk-weighted assets of $ 175.6 million; or total capital of 40.6% of risk-weighted assets. This amount was $
57.3 million above the 8% requirement in effect on that date.

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

     A savings association may make a capital distribution without the approval of the OTS provided the savings association notifies the OTS 30 days before the declaration of a capital distribution and the savings association meets the following requirements: (i) the savings association has a regulatory rating in one of the two top examination categories, (ii) the savings association is not of supervisory concern, and will remain adequately - or well - capitalized, as defined by the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the savings associations net income for the calendar year -to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the savings association does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     Penalties may be imposed upon associations for violations the liquid asset ratio requirement. At December 31, 1999, First Security was in compliance with the requirement, with an overall liquid asset ratio of 9.19%.

Qualified Thrift Lender Test

     All savings associations, including First Security, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, First Security met the test and has always met the test since its effectiveness.

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

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, First Security may be required to devote additional funds for investment and lending in its local community. First Security was examined for CRA compliance in March 1999 and received a rating of satisfactory.

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

Holding Company Regulation

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non- savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

     The Company must obtain approval from the OTS before acquiring control of any other SAIF- insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, First Security was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

     As a member, First Security is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1999, First Security had $ 2.3 million in FHLB stock, which was in compliance with this requirement. In past years, First Security has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.69% and were 6.69% for calendar year 1999. As a result of its holdings, the Bank could borrow up to $46 million from the FHLB.

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

     For the year ended December 31, 1999, dividends paid by the FHLB of Chicago to First Security totaled $ 145,500, which constitutes a $ 15,500 increase from the amount of dividends received in calendar year 1998.

Federal and State Taxation

     Savings associations such as First Security that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were previously permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

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

     A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1999, First Security's excess for tax purposes totaled approximately $ 2.0 million.

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

Employees

     At December 31, 1999, the Company, including its subsidiaries, had a total of 95 employees, including 25 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Corporation Who Are Not Directors


     The business experience of each executive officer who is not also a director is set forth below.

     Harry Kucewicz. Mr. Kucewicz, age 43, is currently serving as the Treasurer and Chief Operating and Financial Officer of both the Corporation and Bank. He began working at the Bank in 1978 as the Controller. He was elected Treasurer and Chief Financial Officer in 1990 and Chief Operating Officer in August 1994.

     Mary H. Korb. Ms. Korb, age 52, is currently Vice President of the Corporation and Vice President - Lending of the Bank. Ms. Korb supervises all aspects of the Bank's lending operations, including lending compliance. Ms. Korb has been with the Bank since 1970, and has served in her present capacity since March 1991.

     Irene S. Subota. Ms. Subota, age 53, currently serves as Vice President of the Corporation and as Vice President - Savings of the Bank. Ms. Subota is in charge of all aspects of the Bank's savings function, including compliance. Ms. Subota has been employed by the Bank since 1973, and has served in her current position since 1992.

     Adrian Hawryliw. Mr. Hawryliw, age 63, has served as Philadelphia Branch Manager of the Bank since 1994 when the Philadelphia, Pennsylvania branch was acquired from the Resolution Trust Corporation, and is currently a Vice President of the Bank and of the Corporation. Mr. Hawryliw is responsible for supervising operations of the Philadelphia, Pennsylvania branch, including business development, retail deposits, real estate lending, accounting and marketing. He has over 34 years of banking experience in the Philadelphia area, holding various positions including Chief Financial Officer and Vice President/Investments for other area institutions.

Item 2.                    Properties

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1999. At December 31, 1999, the Bank's premises had an aggregate net book value of approximately $2.7 million.


                                               Year
                                             Acquired/        Owned or      Net Book Value at
                Location                    Established        Leased       December 31, 1999      Deposits
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (In Thousands)

Main Office:

936 North Western Avenue                       1964           Owned              $ 910              $152,102
Chicago, Illinois 60622-4695

Branch Offices:

2166 Plum Grove Road                           1977           Leased(1)            ---               10,893
Rolling Meadows, Illinois 60008

820 N. Western Avenue                          1983           Owned                217                1,873
Chicago, Illinois 60622

5670 N. Milwaukee Avenue                       1993           Owned              1,077               14,809
Chicago, Illinois  60646

7918 Bustleton Avenue                          1994           Owned                515               58,446
Philadelphia, Pennsylvania 19152


(1) The lease expires in July 2000.



         The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company. However, in the future, the Bank may consider the addition of one or more new branches within the Chicago or Philadelphia areas.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1999 was approximately $454,000.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Page 17 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 6.   Selected Financial Data

     Pages 3 and 4 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pages 15 through 16 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 8.   Financial Statements and Supplementary Data

     Pages 17 through 48 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

     Information concerning Directors of the Corporation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information regarding the business experience of the executive officers of the Corporation and the Bank who are not also directors contained in Part I of this Form 10-K is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock (or any other equity securities, of which there is none), to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Mary H. Korb inadvertently failed to file a Form 4 to report one transaction on September 1, 1998 and reported the transaction on a Form 4 dated March 10, 2000.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May, 2000 a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)  Financial Statements:

     The following financial statements are included in this Form 10-K:

     1.       Five-Year Summary of Selected Consolidated Financial Data.
     2.       Report of Independent Auditors
     3.       Consolidated Balance Sheets at December 31, 1999 and 1998.
     4. Consolidated Statements of Income for the fiscal years ended December 31, 1999, 1998 and 1997.
     5. Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 1999, 1998 and 1997.
     6. Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998 and 1997.
     7.       Notes to Consolidated Financial Statements.


     (a)(2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.


     (a)(3) Exhibits:

     See Exhibit Index.


     (b)  Reports on Form 8-K:

     There were no current reports on Form 8-K filed by the Corporation during the quarter ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Julian E. Kulas                           /s/ Steve Babyk
--------------------------------------        ----------------------------------
Julian E. Kulas                               Steve Babyk
President, Chief Executive Officer and        Director
Director(Principal Executive Officer)

Date: March 30, 2000                         Date: March 30, 2000
      -------------------------------              -----------------------------

/s/ Lila Maria Bodnar                         /s/ Myron Dobrowolsky
--------------------------------------        ----------------------------------
Lila Maria Bodnar                             Myron Dobrowolsky
Recording Secretary and Director              Director

Date: March 30, 2000                         Date: March 30, 2000
      -------------------------------              -----------------------------

/s/ Terry Gawryk                             /s/ George Kawka
---------------------------------------      -----------------------------------
Terry Gawryk                                 George Kawka
Secretary and Director                       Director

Date: March 30, 2000                         Date: March 30, 2000
      -------------------------------              -----------------------------

/s/ Paul Nadzikewycz                         /s/ Jaroslav H. Sydorenko
---------------------------------------      -----------------------------------
Paul Nadzikewycz                             Jaroslav H. Sydorenko
Chairman of the Board                        Director

Date: March 30, 2000                         Date: March 30, 2000
      -------------------------------              -----------------------------

/s/ Chrysta Wereszczak                       /s/ Harry Kucewicz
---------------------------------------      -----------------------------------
Chrysta Wereszczak                           Harry Kucewicz
Director                                     Principal Financial and Accounting
                                             Officer

Date: March 30, 2000                         Date: March 30, 2000
      -------------------------------              -----------------------------

                                  EXHIBIT INDEX

                                                                                                    Reference to
                                                                                                    Prior Filing
Regulation                                                                                          or Exhibit
  S-K                                                                                               Number
 Exhibit                                                                                            Attached
 Number                                 Document                                                    Hereto
------------------------------------------------------------------------------------------------------------------------------------

2         Plan of acquisition, reorganization, arrangement, liquidation or  succession             None
3(a)      Certificate of Incorporation                                                              *
3(b)      By-Laws                                                                                  **
4         Instruments defining the right of security holders, including debentures                  *
9         Voting Trust Agreement                                                                   None
10        Executive Compensation Plans and Arrangements
           (a)   Employment Agreement between Julian E. Kulas and the Bank.                         *
           (b)   Change-In-Control Severance Agreement between Harry I.                             *
                  Kucewicz and the Bank
           (c)   Change-In-Control Severance Agreement between Mary H.                              *
                  Korb and the Bank
           (d)   Change-In-Control Severance Agreement between Irene S. Subota                      *
                  and the Bank
           (e)   Change-In-Control Severance Agreement between Adrian                               *
                   Hawryliw
                      and the Bank
           (f)   1998 Stock Option and Incentive Plan                                              ***
           (g)  1998 Recognition and Retention Plan                                                ***
11         Statement re:  computation of per share earnings                                        None
12         Statement re:  computation of ratios                                            Not required
13         Annual Report to Security Holders                                                         13
16         Letter re:  change in certifying accountants                                            None
18         Letter re:  change in accounting principles                                             None
21         Subsidiaries of Registrant                                                                21
22         Published report regarding matters submitted to vote of security holders                None
23         Consent of Independent Auditor                                                  Not Required
24         Power of Attorney                                                               Not Required
27         Financial Data Schedule                                                                   27
99         Additional Exhibits                                                                     None



---------------
*    Filed  as  an  Exhibit  to  the  Company's   Form  S-1 Registration
     Statement filed on July 21, 1997 (File No. 333-31739) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as an Exhibit to the Company's Form 10-Q Quarterly Report filed on November 15,1999 (File No. 000-23063) pursuant to Section 12 of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

***      Filed as an Exhibit to the  Company's  Definitive  Proxy  Statement  on
         Schedule 14A on March 24, 1998 (File No. 0-23063). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.