Form 10-Q
period 2000-03-31
FIRST SECURITYFED FINANCIAL INC
filed 2000-05-15
CIK 1042534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549





                                    FORM 10-Q
                                   (Mark One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:          March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________  to ____________________

Commission file number         00-23063
                               --------

                       First SecurityFed Financial , Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

           Delaware                                         36-4177515
---------------------------------------             ----------------------------
(State or Other Jurisdiction of                            (IRS Employer
 Incorporation or Organization)                          Identification No.)

      Chicago, Illinois                                       60622
---------------------------------------             ----------------------------
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

                                  YES  X   NO
                                      ---      ---

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

              Class                                Outstanding at April 30, 2000
---------------------------------------            -----------------------------
    Common Stock, par value $0.01                         5,232,935 shares

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS




                                      INDEX




Part I.  Financial Information

  Item 1.   Financial Statements

     Condensed Consolidated Statements of Financial Condition  as of
      March  31, 2000 and December 31, 1999.................................   3

     Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and  1999.......................................... 4

     Statements of Comprehensive Income for the
      three months ended  March 31, 2000 and  1999 ........................... 5

     Condensed Consolidated Statements of Changes in Shareholders Equity for the
      year ended December 31, 1999 and the three months ended March 31, 2000   6

     Condensed Consolidated Statements of Cash Flows for the three
      months ended March 31, 2000 and 1999..................................   8

     Notes to the Condensed Consolidated Financial Statements as of
      March 31, 2000........................................................   9

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operation........................................  12

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.......   19



Part II.       Other Information

  Item 6. Exhibits and Reports on Form 8-K.................................   21

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            (Dollars in thousands, except share and per share data)
                                   Unaudited)
-------------------------------------------------------------------------------

                                                                                 March 31,           December 31,
                                                                                   2000                1999
ASSETS
Cash and due from banks                                                     $          7,374    $         6,057
Federal funds sold                                                                         -                200
                                                                            ----------------    ---------------
     Total cash and cash equivalents                                                   7,374              6,257

Securities available-for-sale                                                         36,376             20,622
Securities held-to-maturity (fair value of
 $75,161 in 2000 and $89,850 in 1999)                                                 78,755             92,908
Loans, net of allowance for loan losses                                              250,024            241,168
Federal Home Loan Bank stock                                                           2,733              2,315
Premises and equipment, net                                                            3,666              3,672
Accrued interest receivable                                                            3,089              2,976
Intangible assets                                                                        180                190
Other assets                                                                           1,968              2,184
                                                                            ----------------    ---------------
     Total assets                                                           $        384,165    $       372,292
                                                                            ================    ===============

LIABILITIES
Deposits
     Non-interest-bearing                                                   $          6,538    $         6,089
     Interest-bearing                                                                237,403            232,034
                                                                            ----------------    ---------------
                                                                                     243,941            238,123
Advance payments by borrowers for taxes and
  insurance                                                                            1,571              2,811
Advances from Federal Home Loan Bank                                                  53,800             46,300
Accrued interest payable and other liabilities                                         2,731              1,902
                                                                            ----------------    ---------------
     Total liabilities                                                               302,043            289,136

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value per share, 500,000 shares
     authorized, no shares issued and outstanding                                          -                  -
Common stock, $0.01 par value per share, 8,000,000
      shares authorized, 6,408,000 shares issued                                          64                 64
Additional paid-in capital                                                            64,333             64,324
Unearned ESOP shares                                                                  (4,155)            (4,239)
Unearned stock awards                                                                 (2,895)            (3,075)
Retained earnings, substantially restricted                                           40,720             39,914
Accumulated other comprehensive income                                                  (839)              (605)
Treasury stock, at cost; (1,148,565 shares at March 31, 2000
     and 979,360 shares at December 31,1999)                                         (15,106)           (13,227)
                                                                            -----------------   ----------------

     Total shareholders' equity                                                       82,122             83,156
                                                                            ----------------    ---------------

     Total liabilities and shareholders' equity                             $        384,165    $       372,292
                                                                            ================    ===============

--------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except share and per share data)
                                  (Unaudited)
--------------------------------------------------------------------------------


                                                                             Three months ended
                                                                                 March 31,
                                                                        2000                      1999
                                                                        ----                      ----
Interest income
    Loans                                                         $        4,984             $       4,440
    Securities                                                             1,202                       833
    Mortgage-backed securities                                               553                       530
    Other interest-earning assets                                             63                       204
                                                                  --------------             -------------
       Total interest income                                               6,802                     6,007

Interest expense
    Deposits                                                               2,519                     2,215
    FHLB advances                                                            688                       384
                                                                  --------------             -------------
       Total interest expense                                              3,207                     2,599
                                                                  --------------             -------------
Net interest income                                                        3,595                     3,408

Provision for loan losses                                                     62                        62
                                                                  --------------             -------------

Net interest income after
  provision for loan losses                                                3,533                     3,346

Noninterest income
    Net gain/(loss) on sale of securities                                    (13)                       19
    Other income                                                             154                       133
                                                                  --------------             -------------
       Total noninterest income                                              141                       152

Noninterest expense
    Compensation and benefits                                                918                       916
    Occupancy and equipment expense                                          173                       150
    Data processing                                                           80                        88
    Federal deposit insurance premiums                                        32                        52
    Professional fees                                                         25                        46
    Other operating expenses                                                 246                       249
                                                                  --------------             -------------
       Total noninterest expense                                           1,474                     1,501
                                                                  --------------             -------------

Income before income tax provision                                         2,200                     1,997

Provision for income taxes                                                   773                       735
                                                                  --------------             -------------


Net income                                                        $        1,427             $       1,262
                                                                  ==============             =============

Earnings per share
    Basic                                                         $          .29              $        .25
                                                                  ==============             =============
    Diluted                                                       $          .29              $        .25

                                                                  ==============             =============

                                      -4-
--------------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements

                       FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                       STATEMENTS OF COMPREHENSIVE INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                     Three months ended
                                                                                          March 31,

                                                                                     2000               1999
                                                                                     ----               ----

    Net Income                                                                       $ 1,427         $ 1,262

    Other  comprehensive income, net of tax:
       Change  in unrealized gains (losses) on securities
       resulting from the reclassification of securities from
       held-to-maturity to available-for-sale                                           (134)              -

       Change in unrealized holding gains (losses) on
       securities available-for-sale                                                    (108)            (38)

       Reclassification adjustments for (gains) losses
       recognized in income                                                                8             (12)
                                                                                     --------       --------

    Comprehensive Income                                                             $  1,193       $  1,212
                                                                                     ========       ========

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements

                       FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                                             Other          Total
                                               Additional     Unearned     Unearned                          Compre-        Share-
                                   Common      Paid-in        ESOP         Stock     Treasury   Retained     hensive        holders'
                                   Stock       Capital        Shares       Awards    Stock      Earnings     Income         Equity

Balance at December 31, 1999       $  64       $64,324        $(4,239)     $(3,075) $(13,227)   $39,914      $ (605)        $83,156

ESOP shares earned                    --             9             84           --        --         --          --              93

MRP shares earned                     --            --             --          180        --         --          --             180

Net income                            --            --             --           --        --      1,427          --           1,427

Purchase of treasury stock            --            --             --           --    (1,879)        --          --          (1,879)

Dividends declared ($.12 per share)   --            --             --           --        --       (621)         --            (621)

Change in fair value of securities,
  net of income taxes and
  reclassification effects            --            --             --           --        --         --        (234)           (234)

Balance at March 31, 2000           $      64    $   64,333   $(4,155)     $(2,895) $(15,106)   $40,720     $  (839)     $   82,122
                                    =========    ==========   =======      =======  ========    =======    =========     ==========

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements

                       FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                Three months ended
                                                                                   March 31,
                                                                             2000                      1999
                                                                             ----                      ----
Cash flows from operating activities
    Net income                                                       $       1,427             $       1,262
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation and amortization                                            80                        96
       Amortization of discounts and premiums
         on securities                                                          24                        42
       Net (gain)/loss on sales and calls of securities                         13                       (19)
       Provision for loan losses                                                62                        62
       ESOP compensation expense                                                93                       107
       Stock award compensation expense                                        180                       175
    Change in
       Deferred loan origination fees                                          103                        (5)
       Accrued interest receivable and other assets                            111                      (408)
       Other liabilities and deferred income taxes                             788                       978
                                                                     -------------             -------------
          Net cash provided by operating activities                          2,881                     2,290

Cash flows from investing activities
    Purchase of securities available-for-sale                               (1,301)                   (1,062)
    Purchase of securities held-to-maturity                                 (2,248)                  (16,336)
    Proceeds from repayment of securities                                      924                     1,915
    Proceeds from sales of securities available-for-sale                       310                     2,968
    Proceeds from calls and maturities of securities                           435                     4,000
    Net change in loans                                                     (9,021)                   (1,566)
    Capital expenditures, net                                                  (64)                       (6)
    Purchase of Federal Home Loan Bank stock                                  (418)                        -
                                                                     --------------            -------------
      Net cash used in investing activities                                (11,383)                  (10,087)

Cash flows from financing activities
    Net increase in deposits                                                 5,818                     1,393
    Net borrowings from FHLB                                                 7,500                         -
    Net decrease in advances from
      borrowers for insurance and taxes                                     (1,240)                   (1,141)
    Dividends paid                                                            (580)                        -
    Purchase of treasury stock                                              (1,879)                   (2,614)
                                                                     --------------            --------------
       Net cash provided by (used in) financing activities                   9,619                    (2,362)
                                                                     -------------             --------------

Net change in cash and cash equivalents                                      1,117                   (10,159)

Cash and cash equivalents at beginning of period                             6,257                    24,830
                                                                     -------------             -------------

Cash and cash equivalents at end of period                           $       7,374             $      14,671
                                                                     =============             =============

--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of March 31, 2000 and December 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999. The annualized results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected in the full year ending December 31, 2000.

NOTE 2 - SECURITIES
Effective January 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. As permitted by SFAS No.133, the Company reclassified some of its securities held-to-maturity to securities available-for-sale. The securities which were reclassified had an amortized cost of $15,605,733 and a fair value of $15,386,299 at January 1, 2000.


--------------------------------------------------------------------------------
                                      -8-

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER COMMON SHARE
A reconciliation of the numerator and denominator of the earnings per common share computation for the three month period ended March 31, 2000 and 1999 is presented below:



                                                                 2000           1999
                                                                 ----           ----

Earnings per common share

    Net income attributable to common shareholders               $1,427         $1,262
                                                                 ======         ======


 Weighted average common shares outstanding                       4,723          4,794
 Add: shares committed to be issued to charitable foundation        150            200
                                                                 ------         ------


    Total weighted average common shares outstanding              4,873          4,994
                                                                 ======         ======

        Basic earnings per share                                 $  .29         $  .25
                                                                 ======         ======



The Company's outstanding stock options and stock awards were not considered in the computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year, the assumed exercise of the options and/or the assumed issuance of the stock awards would have a dilutive effect on earnings per share for the future year. However, previously reported earnings per share and diluted earnings per share are not restated to reflect change in the status of changes in the relationship between exercise prices and average stock prices

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - CAPITAL REQUIREMENTS
Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at March 31, 2000.

                                                            Core                Risk based
                                                            Capital             Capital
                                                            -------             ----------
                                                        (In thousands)


     Regulatory capital                                     $70,691             $72,985

     Minimum capital requirement to be considered
      adequately capitalized                                 15,064              14,682
                                                            -------             -------


     Excess regulatory capital over
      minimum requirement                                   $55,627             $58,303
                                                            =======             =======


--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Total assets increased $11.9 million to $384.2 million at March 31, 2000 from $372.3 million at December 31, 1999. The increase in total assets consisted primarily of increases of $1.6 million in securities, $1.1 million in cash and cash equivalents, $8.8 million in loans receivable and $400,000 in Federal Home Loan Bank Stock.

Net loans receivable increased by $8.8 million from $241.2 million at December 31, 1999 to $250.0 million at March 31, 2000. This increase was due to the disbursement of $1.5 million to fund construction loans and the continuing market demand due to current economic conditions and the prevailing favorable interest rate environment.

Securities available-for-sale increased by $15.8 million from $20.6 million at December 31, 1999 to $36.4 million at March 31, 2000. The increase was primarily due to the reclassification of $16.6 million of securities from held-to-maturity to available-for-sale, in connection with the adoption of SFAS No. 133, partially offset by paydowns on mortgage backed securities.

Securities held-to-maturity decreased by $14.1 million from $92.9 million at December 31, 1999 to $78.8 million at March 31, 2000. The decrease was primarily due to the reclassification of $16.6 million in securities from held-to-maturity to available-for-sale, in connection with the adoption of SFAS No. 133, partially offset by purchases of federal agency and tax exempt municipal securities.

Total liabilities at March 31, 2000 were $302.0 million compared to $289.1 million at December 31, 1999, an increase of $12.9 million. Deposits increased by $5.8 million and Federal Home Loan Bank Advances increased by $7.5 million. The weighted average term to maturity of the Company's Federal Home Loan Bank Advances was 4.1 years, with a weighted average term to call of 10 months. Borrowings were increased in order to fund the continuing demand for loans. During this same period, accrued interest payable and other liabilities increased by $800,000. These increases were partially offset by a $1.2 million decrease in advance payments by borrowers for taxes and insurance due to the payment of the first installment of taxes during the quarter.

Shareholders' equity at March 31, 2000 was $82.1 million compared to $83.2 million at December 31, 1999, a decrease of $1.1 million. The decrease in equity was due primarily to the Company's repurchase of outstanding common stock of $1.9 million partially offset by net income of $1.4 million for the period. Equity at March 31, 2000 was also impacted by the declaration of a $621,000 cash dividend on common stock. The dividend was paid to stockholders in April 2000.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999

General
Net earnings for the three months ended March 31, 2000 were $1,427,000, an increase of $165,000 from net earnings of $1,262,000 for the three months ended March 31, 1999. The increase in net earnings is primarily attributable to an increase in net interest income due to increases in the average balances of assets and liabilities. Income per share also increased during the period as a result of the increase in net earnings and the Company's repurchases of its common stock.

Interest Income
Interest income for the three months ended March 31, 2000 was $6.8 million, an increase of $800,000 from interest income of $6.0 million for the three months ended March 31, 1999. Interest income on loans increased by $544,000 due to an increase in the volume of loans receivable. Interest income on securities increased by $369,000 due to increases in the outstanding balance of the Company's investment securities portfolio. Interest income on other interest-earning assets decreased by $141,000 due to decreases in the outstanding balances of funds invested in overnight fed funds and kept on deposit in interest bearing accounts with the Federal Home Loan Banks.

Interest Expense
Interest expense for the three months ended March 31, 2000 was $3.2 million compared to $2.6 million for the three months ended March 31, 1999, an increase of $600,000. Interest expense on deposits increased by $304,000 due to increases in the outstanding deposit account balances and the rates paid on those balances
 . Interest expense on Federal Home Loan Bank advances also increased by $304,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision for Loan Losses
The provision for loan losses for the three months ended March 31, 2000 and 1999 was $62,000.

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

Noninterest Income
Noninterest income for the three months ended March 31, 2000 was $141,000 compared to $152,000 for the three months ended March 31, 1999. The $11,000

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

decrease in non-interest income was due primarily to a $32,000 decrease in the net gain on the sale of securities which was partially offset by a $21,000 increase in other income. ATM fees and service charges on deposits increased due to increases in deposits and contributed to the increase in other income.

Noninterest Expense
Noninterest expense for the three months ended March 31, 2000 was $1.5 million and remained fairly consistent with the three months ended March 31, 1999. Occupancy and equipment expense increased by $23,000 due to a $30,000 refund for property taxes being included in the totals for the three months ended March 31, 1999. The increase in the property tax expense was partially offset by decreases in depreciation expense for the bank's office buildings. Federal deposit insurance premiums decreased by $20,000 due to the reduced FDIC assessment which was effective as of January 1, 2000. Professional fees decreased by $21,000 due to a decrease in legal fees which were paid in 1999 primarily for the reduction of the bank's taxes.

Income Taxes
Income taxes were $773,000 for the three months ended March 31, 2000 compared to $735,000 for the three months ended March 31, 1999, an increase of $38,000. The increase in the provision for income taxes was due to an increase of $203,000 in pretax earnings.

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

Federal Regulations require First Security to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. First Security has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At March 31, 2000, First Security's liquidity ratio for regulatory purposes was 10.35%.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $2.9 million and $2.3 million for the three months ended March 31, 2000 and March 31, 1999 respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans, proceeds from maturation and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily from increases in net deposits and advances from FHLB of Chicago partially offset by purchases of treasury stock and payment of dividends in 2000 and 1999.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period . At March 31, 2000, cash and short-term investments totaled $7.4 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

At March 31, 2000, the Company had outstanding commitments to originate loans of $4.1 million, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2000 totaled $124.6 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the OTS. At March 31, 2000, First Security was in compliance with all applicable capital requirements. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

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

--------------------------------------------------------------------------------
                                      -14-

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

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At March 31, 2000, $99.8 million or 40.9% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less or carry adjustable interest rates. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At March 31, 2000, $8.8 million or 54.3% of the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $20.4 million or 20.6% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of December 31, 1999, the latest date for which information is available, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank's current interest rate risk position.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS

--------------------------------------------------------------------------------



          Assumed Change                     $ Change in    % Change in
        In Interest Rates     $ Amount          NPV            NPV
        -----------------     ---------     ------------   ------------
         (Basis Points)          (Dollars in Thousands)

          + 300               48,492         (26,478)       (35)
          + 200               57,325         (17,645)       (24)
          + 100               66,365          (8,605)       (11)
           ----               74,970            ----        ----
          - 100               82,036           7,066          9
          - 200               88,452          13,482         18
          - 300               94,645          19,675         26




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


--------------------------------------------------------------------------------
                                      -17-

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


                                        FIRST SECURITYFED FINANCIAL, INC
                                        (Registrant)




                                        By: /s/Julian E. Kulas
                                        ----------------------------------------
                                        Julian E. Kulas
                                        Principal Executive Officer
                                        May 12, 2000



                                        By: /s/Harry Kucewicz
                                        ----------------------------------------
                                        Harry Kucewicz
                                        Chief Financial and Accounting Officer
                                        May 12, 2000

--------------------------------------------------------------------------------
                                      -19-