Form 10-Q
period 2000-06-30
FIRST SECURITYFED FINANCIAL INC
filed 2000-08-14
CIK 1042534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:    June 30,2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ____________________

Commission file number         00-23063
                               --------

                       First SecurityFed Financial , Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

  Delaware                                                36-4177515
-------------------------------                     ----------------------------
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                          Identification No.)

  Chicago, Illinois                                           60622
---------------------------------------             ----------------------------
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

                                                YES   X       NO
                                                    -----         ----

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

 Class                                               Outstanding at June 30,2000
-----------------------------                        ---------------------------
Common Stock, par value $0.01                              5,060,220 shares

                                      INDEX



Part I.  Financial Information

Item 1.    Financial Statements

 Condensed Consolidated Statements of Financial Condition  as of
  June 30, 2000 and December 31,1999.......................................    3

 Condensed Consolidated Statements of Income for the six months
  and three months ended June 30,2000 and  1999............................    4

 Statements of Comprehensive Income for the six months and  three months
  ended  June 30,2000 and  1999 ...........................................    5

 Condensed Consolidated Statements of Changes in Shareholders' Equity for the
  six months ended June 30,2000............................................    6

 Condensed Consolidated Statements of Cash Flows for the six
  months ended June 30, 2000 and 1999......................................    7

 Notes to the Condensed Consolidated Financial Statements as of
  June 30, 2000............................................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operation........................................  11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk......   17


Part II.       Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.............   19

Item 6.  Exhibits and Reports on Form 8-K..................................   19

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (Dollars n thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                 June 30,            December 31,
                                                                                   2000                1999
ASSETS
Cash and due from banks                                                     $          4,934    $         6,057
Federal funds sold                                                                         -                200
                                                                            ----------------    ---------------
     Total cash and cash equivalents                                                   4,934              6,257

Securities available-for-sale                                                         35,628             20,622
Securities held-to-maturity (fair value of
       $75,342 - 2000 and $89,850 - 1999)                                             78,665             92,908
Loans, net of allowance for loan losses                                              261,165            241,168
Federal Home Loan Bank stock                                                           2,958              2,315
Premises and equipment, net                                                            3,613              3,672
Accrued interest receivable                                                            3,111              2,976
Intangible assets                                                                        170                190
Other assets                                                                           2,363              2,184
                                                                            ----------------    ---------------
     Total assets                                                           $        392,607    $       372,292
                                                                            ================    ===============

LIABILITIES
Deposits
     Non-interest bearing                                                   $          6,841    $         6,089
     Interest-bearing                                                                240,590            232,034
                                                                            ----------------    ---------------
                                                                                     247,431            238,123
Advance payments by borrowers for taxes and
               insurance                                                               3,116              2,811
Advances from Federal Home Loan Bank                                                  58,150             46,300
Accrued interest payable and other liabilities                                         2,056              1,902
                                                                            ----------------    ---------------
     Total liabilities                                                               310,753            289,136

 SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value per share, 500,000 shares
     authorized, no shares issued and outstanding                                          -                  -
Common stock, $0.01 par value per share, 8,000,000
     shares authorized, 6,408,000 shares issued                                           64                 64
Additional paid-in capital                                                            63,028             64,324
Unearned ESOP shares                                                                  (4,072)            (4,239)
Unearned stock awards                                                                 (2,714)            (3,075)
Treasury stock, at cost; (1,178,565 shares - 2000
               and 979,360 shares - 1999 )                                           (15,222)           (13,227)
Retained earnings, substantially restricted                                           41,552             39,914
Accumulated other comprehensive income                                                  (782)              (605)
                                                                            ----------------   - --------------
     Total shareholders' equity                                                       81,854             83,156
                                                                            ----------------     --------------

     Total liabilities and shareholders' equity                             $        392,607    $       372,292
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
--------------------------------------------------------------------------------

                                                       Six months ended                    Three months ended
                                                           June 30,                              June 30,
                                                    2000                 1999             2000                1999
                                                    ----                 ----             ----                ----
Interest income
    Loans                                       $      10,208   $      8,935         $       5,224   $        4,495
    Securities                                          2,456          1,695                 1,253              862
    Mortgage-backed securities                          1,098          1,107                   545              577
    Other interest-earning assets                         133            310                    70              106
                                                -------------   ------------         -------------   --------------
       Total interest income                           13,895         12,047                 7,092            6,040

Interest expense
    Deposits                                            5,153          4,440                 2,634            2,225
    FHLB advances                                       1,496            775                   807              391
                                                -------------   ------------         -------------   --------------
       Total interest expense                           6,649          5,215                 3,441            2,616
                                                -------------   ------------         -------------   --------------

Net interest income                                     7,246          6,832                 3,651            3,424

Provision for loan losses                                 123            124                    62               62
                                                -------------   ------------         -------------   --------------

Net interest income after
  provision for loan losses                             7,123          6,708                 3,589            3,362

Noninterest income
    Net gain/(loss) on sale of securities                 (29)            19                   (16)               -
    Gain on sale of real estate owned                      41              -                    41                -
    Other income                                          314            322                   159              189
                                                -------------   ------------         -------------   --------------
       Total noninterest income                           326            341                   184              189

Noninterest expense
    Compensation and benefits                           1,845          1,777                   927              861
    Occupancy and equipment expense                       340            331                   167              181
    Data processing expense                               156            182                    75               94
    Federal deposit insurance premiums                     63            102                    32               50
    Professional fees                                      78             72                    53               58
    Other operating expenses                              509            515                   261              234
                                                -------------   ------------         -------------   --------------
       Total noninterest expense                        2,991          2,979                 1,515            1,478
                                                -------------   ------------         -------------   --------------

Income before income tax provision                      4,458          4,070                 2,258            2,073

Provision for income taxes                              1,545          1,494                   772              759
                                                -------------   ------------         -------------   --------------


Net income                                      $       2,913   $      2,576         $       1,486   $        1,314
                                                =============   ============         =============   ==============

Earnings per share
    Basic                                       $         .60   $        .52         $         .31   $          .27
                                                ==============  ============         =============   ==============
    Diluted                                     $         .60   $        .52         $         .31   $          .27
                                                =============== ============         =============   ==============

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
--------------------------------------------------------------------------------


                                                               Six Months Ended                 Three Months Ended
                                                                   June 30,                            June 30,
                                                             2000            1999              2000           1999
                                                             ----            ----              ----           ----
Net Income                                                 $ 2,913          $ 2,576           $ 1,486        $ 1,314

 Other comprehensive  income, net of tax:
   Change in unrealized gains (losses) on
   securities resulting from the reclassification
   of securities from  held-to- maturity to
   available-for-sale                                         (134)             ---               ---             ---

       Change in unrealized holding gains (losses)
       on securities available-for-sale                        (61)            (381)               47            (343)
    Reclassification adjustment for (gains) losses
       recognized in income                                     18              (12)               10             ---
                                                           -------          -------           -------         --------
    Comprehensive Income                                   $ 2,736          $ 2,183           $ 1,543         $    971
                                                           =======          =======           =======         ========


--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                                       Accumulated
                                                                                                       Other       Total
                                               Additional  Unearned   Unearned                         Compre-     Share-
                                      Common   Paid-in     ESOP       Stock     Treasury   Retained    hensive     holders'
                                      Stock    Capital     Shares     Awards    Stock      Earnings    Income      Equity

     q
Balance at December 31, 1999        $    64    $ 64,324   $ (4,239)   $ (3,075) $(13,227)  $ 39,914    $ (605)     $ 83,156

ESOP shares earned                       --          21       167           --        --         --        --           188

Stock awards earned                      --          --        --          361        --         --        --           361

Issuance of stock to Foundation,
  net of related tax benefit             --      (1,317)       --           --     1,411         --        --            94

Net income                               --          --        --           --        --      2,913        --         2,913

Purchase of treasury stock               --          --        --           --    (3,406)        --        --        (3,406)

Dividends  ($.25 per share)              --          --        --           --        --     (1,275)       --        (1,275)

Change in fair value of securities,
  net of income taxes and
  reclassification effects               --          --        --           --        --          --     (177)         (177)
                                   --------    --------   -------     --------  --------   -------     ------      --------
Balance at June  30, 2000          $     64    $ 63,028   $ (4,072)   $ (2,714) $(15,222)  $ 41,552    $ (782)     $ 81,854
                                   ========    ========   ========    ========  ========   ========    ======      ========

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

--------------------------------------------------------------------------------

                                                                                 Six months ended
                                                                                    June 30,
                                                                              2000                       1999
                                                                              ----                       ----
Cash flows from operating activities
    Net income                                                       $       2,913             $       2,576
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation and amortization                                           161                       192
       Amortization of discounts and premiums
         on securities                                                          76                        81
       Net (gain)/loss on sales and calls of securities                         29                       (19)
       Provision for loan losses                                               123                       124
       ESOP compensation expense                                               188                       209
       Stock award compensation expense                                        361                       350
       Federal Home Loan Bank stock dividend                                   (51)                        -
    Change in
          Deferred loan origination fees                                       253                        19
          Accrued interest receivable and other assets                         207                      (499)
          Other liabilities and deferred income taxes                          173                       (46)
                                                                     -------------             -------------
              Net cash provided by operating activities                      4,433                     2,987

Cash flows from investing activities
    Purchase of securities available-for-sale                               (1,301)                   (1,062)
    Purchase of securities held-to-maturity                                 (2,896)                  (36,840)
    Proceeds from repayment of securities                                    1,886                     4,243
    Proceeds from sales of securities available-for-sale                       310                     2,968
    Proceeds  from calls nd maturities of securities                           435                     9,100
    Net change in loans                                                    (20,373)                   (9,131)
Capital expenditures, net                                                      (82)                      (12)
    Purchase of Federal Home Loan Bank stock                                  (592)                      (63)
                                                                     -------------             -------------
      Net cash used in investing activities                                (22,613)                  (30,797)

Cash flows from financing activities
    Net increase in deposits                                                 9,308                     5,408
    Net borrowings from FHLB                                                11,850                     8,500
    Net change in advances from
      borrowers for insurance and taxes                                        305                       290
    Dividends paid                                                          (1,200)                     (474)
    Purchase of treasury stock                                              (3,406)                   (4,011)
                                                                     --------------            -------------
       Net cash provided by  financing activities                           16,857                     9,713
                                                                     -------------             -------------

Net change in cash and cash equivalents                                     (1,323)                  (18,097)

Cash and cash equivalents at beginning of period                             6,257                    24,830
                                                                     -------------             -------------

Cash and cash equivalents at end of period                           $       4,934             $       6,733
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of June 30,2000 and December 31,1999, and the results of its operations for the three and six month periods ended June 30,2000 and 1999 and cash flows for the six months ended June 30,2000 and 1999. The annualized results of operations for the six months ended June 30,2000 are not necessarily indicative of the results expected in the full year ending December 31,2000.

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

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the six and three month periods ended June 30,2000 and 1999 is presented below:




                                                                Six Months Ended                 Three Months Ended
                                                                    June 30,                          June 30,
                                                               2000            1999              2000             1999
                                                               ----            ----              ----             ----
Earnings per common share
   Net Income                                                 $2,913          $2,576            $1,486           $1,314
                                                              ------          ------            ------           ------

     Net income attributable to
     common shareholders                                      $2,913          $2,576            $1,486           $1,314
                                                              ======          ======            ======           ======

   Weighted average common
   shares outstanding                                          4,772           4,709             4,720            4,618

   Add: Shares committed to be issued
   to charitable foundation                                       50             200                50              200
                                                              ------          ------            ------           ------

     Total weighted average common
     shares outstanding                                        4,822           4,909             4,770            4,818
                                                              ======          ======            ======           ======


       Basic earnings per share                               $  .60          $  .52            $  .31           $  .27
                                                              ======          ======            ======           ======


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

Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at June 30,2000:


                                                                                       Core        Risk based
                                                                                      Capital        Capital
                                                                                      -------      ----------
                                                                                           (In thousands)

       Regulatory capital                                                            $ 68,543      $ 70,876

       Minimum capital requirement                                                     15,337        15,001
                                                                                     --------      --------

       Excess regulatory capital over
         minimum requirement                                                         $ 53,206      $ 55,875
                                                                                     ========      ========


--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at June 30,2000 and December 31, 1999

Total assets increased $20.3 million to $392.6 million at June 30,2000 from $372.3 million at December 31,1999. The increase in total assets consisted primarily of increases of $763,000 in securities, $20.0 million in loans receivable and $643,000 in Federal Home Loan Bank Stock partially offset by a decrease of $1.3 million in cash and cash equivalents.

Net loans receivable increased by $20.0 million from $241.2 million at December 31,1999 to $261.2 million at June 30,2000. This increase was due to the disbursement of $2.0 million to fund construction loans and the continuing market demands for 1 - 4 family loans due to current economic conditions and the prevailing favorable interest rate environment.

Securities available-for-sale increased by $15.0 million from $20.6 million at December 31,1999 to $35.6 million at June 30,2000. The increase was primarily due to the reclassification of $15.6 million of securities from held-to-maturity to available-for-sale, in connection with the adoption of SFAS No. 133, partially offset by paydowns on mortgage-backed securities.

Securities held-to-maturity decreased by $14.2 million from $92.9 million at December 31,1999 to $78.7 million at June 30,2000. The decrease was primarily due to the reclassification of $15.6 million in securities from held-to-maturity to available-for-sale, in connection with the adoption of SFAS No.133, partially offset by purchases of federal agency and tax exempt municipal securities.

Total liabilities at June 30,2000 were $310.8 million compared to $289.1 million at December 31,1999, an increase of $21.7 million. Deposits increased by $9.3 million and Federal Home Loan Bank advances increased by $11.9 million. The weighted average term to maturity of the Company's Federal Home Loan Bank advances at June 30,2000 was 3.6 years, with a weighted average term to call of 7 months. Borrowings were increased in order to fund the continuing demand for loans. During this same period, advance payments by borrowers for taxes and insurance increased by $300,000 and accrued interest payable and other liabilities increased by $154,000.

Shareholders' equity at June 30,2000 was $81.9 million compared to $83.2 million at December 31,1999, a decrease of $1.3 million. The decrease in equity was due primarily to the Company's repurchase of outstanding common stock of $3.4 million partially offset by net income of $2.9 million. Equity on June 30,2000 was also impacted by dividends on the Company's common stock. A cash dividend of $621,000 was paid in April 2000 and a cash dividend of $666,000 was declared in June 2000. The $666,000 dividend was paid to stockholders in July 2000.

Comparison of Operating Results for the Six Months Ended June 30,2000 and June 30,1999

General

Net earnings for the six months ended June 30,2000 were $2,913,000, an increase of $337,000 from net earnings of $2,576,000 for the six months ended June 30,1999. The increase in net earnings is primarily attributable to an increase in net interest income due to increases in the average balances of assets and liabilities. Earnings per share also increased during the period as a result of the increase in net earnings and the Company's repurchases of its common stock.
--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Interest Income

Interest income for the six months ended June 30,2000 was $13.9 million, an increase of $1.9 million from interest income of $12.0 million for the six months ended June 30,1999. Interest income on loans increased by $1,273,000 due to increases in the volume of loans receivable and the average weighted yields earned on the loans. Interest income on securities increased by $761,000 due to increases in the outstanding balances of the Company's investment securities portfolio and the average weighted yields earned on the securities. Interest income on other interest-earning assets decreased by $177,000 due to decreases in the outstanding balances of funds invested in overnight federal funds and interest bearing accounts with the Federal Home Loan Bank.

Interest Expense

Interest expense for the six months ended June 30,2000 was $6.6 million compared to $5.2 million for the six months ended June 30,1999, an increase of $1.4 million. Interest expense on deposits increased by $713,000 due to increases in outstanding deposit balances and the rates paid on those balances. Interest expense on Federal Home Loan Bank advances increased by $721,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision For Loan Losses

The provision for loan losses for the six months ended June 30,2000 was $123,000 and remained fairly consistent with the $124,000 provision for loan losses for the six months ended June 30,1999.

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

Noninterest Income

Noninterest income for the six months ended June 30,2000 was $326,000 compared to $341,000 for the six months ended June 30,1999. The $15,000 decrease in non-interest income was due primarily to a $48,000 decrease in the net gain on the sale of securities which was partially offset by a $41,000 gain on the sale of real estate owned.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Noninterest Expense

Noninterest expense for the six months ended June 30,2000 was $3.0 million and remained fairly consistent with the six months ended June 30,1999. Compensation and benefits expense increased by $68,000 partially due to the hiring of additional bank personnel as a result of continuing growth by the Bank. Occupancy and equipment expense increased by $9,000 due to a $30,000 refund for property taxes being included in the totals for the six months ended June 30,1999. The increase in property tax expense was partially offset by decreases in depreciation expense for the Bank's office buildings. Federal deposit insurance premiums decreased by $39,000 due to the reduced FDIC assessment which was effective as of January1,2000. Data processing expense decreased by $26,000 primarily due to non-recurring costs associated with Y2K testing and revisions which occurred in 1999.

Income Taxes

Income taxes were $1,545,000 for the six months ended June 30,2000 compared to $1,494,000 for the six months ended June 30,1999, an increase of $51,000. The increase in the provision for income taxes was due to an increase of $388,000 in pretax earnings.


Comparison of Operating Results for the Three Months Ended June 30,2000 and June 30,1999

General

Net earnings for the three months ended June 30,2000 were $1,486,000, an increase of $172,000 from net earnings of $1,314,000 for the three months ended June 30,1999. The increase in net earnings is primarily attributable to an increase in net interest income due to increases in the average balances of assets and liabilities. Income per share also increased during the period as a result of the increase in net earnings and the Company's repurchase of its common stock.

Interest Income

Interest income for the three months ended June 30,2000 was $7.1 million compared to $6.0 million for the three months ended June 30,1999, an increase of $1.1 million. Interest income on loans increased by $729,000 due to increases in the volume of loans receivable and the average weighted yields earned on the loans. Interest income on securities increased by $391,000 due to increases in the outstanding balances of the Company's investment securities portfolio and the average weighted yields earned on the securities. Interest income on other interest-earning assets decreased by $36,000 due to decreases in the outstanding balances of funds invested in overnight federal funds and interest bearing accounts with the Federal Home Loan Bank.

Interest Expense

Interest expense for the three months ended June 30,2000 was $3.4 million compared to $2.6 million for the three months ended June 30,1999, an increase of $825,000. Interest expense on deposits increased by $409,000 due to increases in outstanding deposit balances and the rates paid on those balances. Interest expense on Federal Home Loan Bank advances increased by $416,000 due to increases in the balances of Federal Home loan Bank advances which were used to fund loan growth.
--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Provision for Loan Losses

The provision for loan losses for the three months ended June 30,2000 and 1999 was $62,000.

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

Noninterest Income

Noninterest income for the three months ended June 30,2000 was $184,000 compared to $189,000 for the three months ended June 30,1999. The $5,000 decrease in non-interest income was due to a $16,000 net loss on the sale of securities which was offset by a $41,000 gain on the sale of real estate owned. Miscellaneous income decreased by $11,000 due to the settlement of the Bennett Funding lease payments in 1999. Safety deposit and ATM fee income decreased by $19,000 due to a decrease in usage.

Noninterest Expense

Noninterest expense for the three months ended June 30,2000 was $1.5 million and remained fairly consistent with the three months ended June 30,1999. Compensation and benefits expense increased by $66,000 partially due to the hiring of additional bank personnel as a result of the continuing growth of the Bank. Occupancy and equipment expenses decreased by $14,000 due to a decrease in depreciation expense for the Bank's office buildings. Federal deposit insurance premiums decreased by $18,000 due to the reduced FDIC assessment which was effective as of January 1,2000.

Data processing decreased by $19,000 primarily due to non-recurring costs associated with Y2K testing in 1999. Other operating expense increased by $27,000 primarily due to increased service charges by our correspondent banks.

Income Taxes

Income taxes were $772,000 for the three months ended June 30,2000 compared to $759,000 for the three months ended June 30,1999. The increase in the provision for income taxes was due to an increase in pretax earnings.

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

Federal Regulations require First Security to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. First Security has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30,2000, First Security's liquidity ratio for regulatory purposes was 10.67%.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $4.4 million and $3.0 million for the six months ended June 30,2000 and June 30,1999. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, offset by principal collections on loans, proceeds from maturation and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and Federal Home Loan Bank advances partially offset by purchases of treasury stock and the payment of dividends in 2000 and 1999.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period . At June 30,2000, cash and short-term investments totaled $4.9 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

At June 30,2000, the Company had outstanding commitments to originate loans of $3.1 million, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from June 30,2000 totaled $123.6 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the OTS. At June 30,2000, First Security was in compliance with all applicable capital requirements. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At June 30,2000, $99.4 million or 40.19% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less or carry adjustable interest rates. In addition, the Company recently instituted a construction lending program with the rates charged on construction loans based on the prime rate. Since the rates may be adjusted monthly the Company believes that construction loans are a beneficial tool in its interest rate risk management program. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At June 30,2000, $7.8 million or 52.7% of the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $20.8 million or 20.9% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of March 31,2000, the latest date for which information is available, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank's current interest rate risk position.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------

 Assumed Change                            $ Change in          % Change in
In Interest Rates       $ Amount               NPV                   NPV
(Basis Points)              (Dollars in Thousands)
   + 300                 $52,352            $(27,367)               (34)%
   + 200                  61,201             (18,518)               (23)
   + 100                  70,481              (9,238)               (12)
    ----                  79,719                ----                ----
   - 100                  87,629               7,910                 10
   - 200                  92,627              12,908                 16
   - 300                  98,509              18,790                 24


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

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS

--------------------------------------------------------------------------------

Part II    Other Information

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company's stockholders, held on May 10,2000, the stockholders considered the following proposals:

     I.   The election of three directors of the Company

     II. The ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the fiscal year ending December 31,2000.


The following directors were re-elected:

                                             For                        Withheld                    Total
         Myron Dobrowolsky                3,921,401                      114,935                  4,036,336
         Julian E. Kulas                  3,941,681                       94,655                  4,036,336
         Paul Nadzikewycz                 3,923,601                      112,735                  4,036,336



The vote on proposal II was as follows:

                                             For            Against          Abstain            Non-Vote
         Proposal  II                     3,949,593         80,823            5,920




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


                                  FIRST SECURITYFED FINANCIAL, INC
                                  (Registrant)



                                 By: /s/Julian E. Kulas
                                 ----------------------------------
                                 Julian E. Kulas
                                 Principal Executive Officer
                                 August 11,2000

                                 By: /s/Harry Kucewicz
                                 -----------------------------------
                                 Harry Kucewicz
                                 Chief Financial and Accounting Officer
                                 August 11,2000


--------------------------------------------------------------------------------