Form 10-Q
period 2000-09-30
FIRST SECURITYFED FINANCIAL INC
filed 2000-11-14
CIK 1042534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended:          September 30, 2000

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from _______________ to _________________

       Commission file number         00-23063
                                      --------

                       First SecurityFed Financial , Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

Delaware                                                       36-4177515
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (IRS Employer
 Incorporation or Organization)                              Identification No.)

Chicago, Illinois                                                60622
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

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

Class                                         Outstanding at  October 31, 2000
--------------------------------------------------------------------------------
Common Stock, par value $0.01                        5,029,135 shares

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS




                                      INDEX




Part I.  Financial Information
  Item 1.    Financial Statements

    Condensed Consolidated Statements of Financial Condition  as of
    September 30, 2000 and December 31,1999........................................................       3

    Condensed Consolidated Statements of Income for the nine months  and three months
    ended September  30, 2000 and  1999............................................................       4

    Statements of Comprehensive Income for the nine months and  three months
    ended  September 30, 2000 and  1999 ...........................................................       5

    Condensed Consolidated Statements of Changes in Shareholders' Equity for the
    nine months ended September  30, 2000..........................................................       6

    Condensed Consolidated Statements of Cash Flows for the nine
    months ended September  30, 2000 and 1999......................................................       7

    Notes to the Condensed Consolidated Financial Statements as of
    September  30, 2000............................................................................       8

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operation..............................................................      11

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................      18


Part II.       Other Information

  Item 6.  Exhibits and Reports on Form 8-K........................................................      20


                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
            CONSENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            (Dollars in thousands, except share and per share data)
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                              September  30,         December 31,
                                                                                   2000                1999
                                                                                   ----                ----
ASSETS
Cash and due from banks                                                     $          2,334    $         6,057
Federal funds sold                                                                        76                200
                                                                            ----------------    ---------------
     Total cash and cash equivalents                                                   2,410              6,257

Securities available-for-sale                                                         31,807             20,622
Securities held-to-maturity (fair value of
       $76,216 - 2000 and $89,850 - 1999)                                             78,606             92,908
Loans, net of allowance for loan losses                                              270,035            241,168
Federal Home Loan Bank stock                                                           3,090              2,315
Premises and equipment, net                                                            3,583              3,672
Accrued interest receivable                                                            3,196              2,976
Intangible assets                                                                        161                190
Other assets                                                                           1,851              2,184
                                                                            ----------------    ---------------
     Total assets                                                           $        394,739    $       372,292
                                                                            ================    ===============

LIABILITIES
Deposits
     Non-interest bearing                                                   $          7,864    $         6,089
     Interest-bearing                                                                241,464            232,034
                                                                            ----------------    ---------------
                                                                                     249,328            238,123
Advance payments by borrowers for taxes and
     insurance                                                                         1,673              2,811
Advances from Federal Home Loan Bank                                                  60,650             46,300
Accrued interest payable and other liabilities                                         1,971              1,902
                                                                            ----------------    ---------------
     Total liabilities                                                               313,622            289,136

 SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value per share, 500,000 shares
     authorized, no shares issued and outstanding                                          -                  -
Common stock, $0.01 par value per share, 8,000,000
     shares authorized, 6,408,000 shares issued                                           64                 64
Additional paid-in capital                                                            62,512             64,324
Unearned ESOP shares                                                                  (3,989)            (4,239)
Unearned stock awards                                                                 (2,534)            (3,075)
Treasury stock, at cost; (1,313,865 shares - 2000
     and 979,360 shares - 1999 )                                                     (16,901)           (13,227)
Retained earnings, substantially restricted                                           42,407             39,914
Accumulated other comprehensive income                                                  (442)              (605)
                                                                            -----------------   ----------------

     Total shareholders' equity                                                       81,117             83,156
                                                                            ----------------    ---------------

     Total liabilities and shareholders' equity                             $        394,739    $       372,292
                                                                            ================    ===============

      See accompanying notes to condensed consolidated financial statements
                                                                               3

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                      Nine months ended                    Three months ended
                                                        September 30,                        September 30,
                                                      2000           1999                  2000             1999
                                                      ----           ----                  ----             ----
Interest income
    Loans                                       $      15,702   $     13,636         $       5,494   $        4,701
    Securities                                          3,723          2,710                 1,267            1,015
    Mortgage-backed securities                          1,635          1,700                   537              593
    Other interest-earning assets                         210            362                    77               52
                                                -------------   ------------         -------------   --------------
       Total interest income                           21,270         18,408                 7,375            6,361

Interest expense
    Deposits                                            7,982          6,739                 2,829            2,299
    FHLB advances                                       2,411          1,287                   915              512
                                                -------------   ------------         -------------   --------------
       Total interest expense                          10,393          8,026                 3,744            2,811
                                                -------------   ------------         -------------   --------------

Net interest income                                    10,877         10,382                 3,631            3,550

Provision for loan losses                                 185            185                    61               61
                                                -------------   ------------         -------------   --------------

Net interest income after
  provision for loan losses                            10,692         10,197                 3,570            3,489

Noninterest income
    Net gain/(loss) on sale of securities                 (43)            19                   (15)               -
    Gain on sale of real estate owned                      41              -                     -                -
    Other income                                          471            545                   158              223
                                                -------------   ------------         -------------   --------------
       Total noninterest income                           469            564                   143              223

Noninterest expense
    Compensation and benefits                           2,804          2,677                   960              900
    Occupancy and equipment expense                       511            514                   171              183
    Data processing expense                               227            266                    71               84
    Federal deposit insurance premiums                     96            152                    33               50
    Professional fees                                     100            105                    22               33
    Other operating expenses                              770            736                   261              221
                                                -------------   ------------         -------------   --------------
       Total noninterest expense                        4,508          4,450                 1,518            1,471
                                                -------------   ------------         -------------   --------------

Income before income tax provision                      6,653          6,311                 2,195            2,241

Provision for income taxes                              2,254          2,289                   709              795
                                                -------------   ------------         -------------   --------------


Net income                                      $       4,399   $      4,022         $       1,486   $        1,446
                                                =============   ============         =============   ==============

Earnings per share
    Basic                                       $         .93   $        .82         $         .32   $          .30
                                                =============   ============         =============   ==============
    Diluted                                     $         .93   $        .82         $         .32   $          .30
                                                =============   ============         =============   ==============


 See accompanying notes to condensed consolidated financial statements
                                                                               4

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                       STATEMENTS OF COMPREHENSIVE INCOME
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   Nine Months Ended               Three Months Ended
                                                                     September  30,                   September 30,
                                                                 2000             1999            2000             1999
                                                                 ----             ----            ----             ----

Net Income                                                       $4,399         $4,022         $1,486           $1,446

Other comprehensive income, net of tax:
 Change in unrealized gains (losses) on
 securities resulting from the reclassification
 of securities  from held-to- maturity to
 available-for-sale                                                (134)             -              -                -

       Change in unrealized holding gains (losses)
       on securities available-for-sale                             271           (518)           331             (136)

       Reclassification adjustment for (gains) losses
       recognized in income                                          26            (11)             9                -
                                                                 ------         ------         ------           ------


    Other comprehensive income                                      163           (529)           340             (136)
                                                                 ------         ------         ------           ------


    Comprehensive Income                                         $4,562         $3,493         $1,826           $1,310
                                                                 ======         ======         ======           ======

See accompanying notes to condensed consolidated financial statements

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                Other        Total
                                            Additional Unearned  Unearned                       Compre-      Share-
                                    Common  Paid-in    ESOP      Stock     Treasury   Retained  hensive     holders'
                                    Stock   Capital    Shares    Awards    Stock      Earnings  Income       Equity
Balance at December 31, 1999        $64    $64,324    $(4,239)   $(3,075)  $(13,227)  $39,914    $(605)    $83,156

ESOP shares earned                    -         51        250          -          -         -        -         301

Stock awards earned                   -          -          -        541          -         -        -         541

Issuance of stock to Foundation,
  net of related tax benefit          -     (1,863)         -          -      2,054         -        -         191

Net income                            -          -          -          -          -     4,399        -       4,399

Purchase of treasury stock            -          -          -          -     (5,728)        -        -      (5,728)

Dividends  ($.38 per share)           -          -          -          -          -    (1,906)       -      (1,906)

Change in fair value of securities,
  net of income taxes and
  reclassification effects            -          -          -          -          -         -      163         163
                                    ---    -------    -------    -------   --------   -------    -----     -------

Balance at September 30, 2000       $64    $62,512    $(3,989)   $(2,534)  $ (16,901) $42,407    $(442)    $81,117
                                    ===    =======    =======    =======   =========  =======    =====     =======

--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                Nine months ended
                                                                                 September  30,
                                                                              2000                       1999
                                                                              ----                       ----
Cash flows from operating activities
    Net income                                                       $       4,399             $       4,022
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation and amortization                                           239                       289
       Amortization of discounts and premiums
         on securities                                                         114                       114
       Net (gain)/loss on sales and calls of securities                         43                       (19)
       Provision for loan losses                                               185                       185
       ESOP compensation expense                                               301                       307
       Stock award compensation expense                                        541                       555
       Federal Home Loan Bank stock dividend                                  (109)                        -
    Change in
          Deferred loan origination fees                                       336                        21
          Accrued interest receivable and other assets                        (104)                   (1,339)
          Other liabilities and deferred income taxes                          196                       796
                                                                     -------------             -------------
              Net cash provided by operating activities                      6,141                     4,931

Cash flows from investing activities
    Purchase of securities available-for-sale                               (1,551)                   (1,062)
    Purchase of securities held-to-maturity                                 (3,333)                  (45,627)
    Proceeds from repayment of securities                                    3,201                     5,705
    Proceeds from sales of securities available-for-sale                     2,479                     2,968
Proceeds from calls and maturities of securities                             2,480                     9,900
    Net change in loans                                                    (29,313)                  (18,013)
Capital expenditures, net                                                     (121)                      (25)
    Purchase of Federal Home Loan Bank stock                                  (666)                      (63)
                                                                     -------------             -------------
      Net cash used in investing activities                                (26,824)                  (46,217)

Cash flows from financing activities
    Net increase in deposits                                                11,205                    12,253
    Net borrowings from FHLB                                                14,350                    13,300
    Net change in advances from
      borrowers for insurance and taxes                                     (1,138)                    1,672
    Dividends paid                                                          (1,853)                   (1,002)
    Purchase of treasury stock                                              (5,728)                   (4,011)
                                                                     --------------            -------------
       Net cash provided by  financing activities                           16,836                    22,212
                                                                     -------------             -------------

Net change in cash and cash equivalents                                     (3,847)                  (19,074)

Cash and cash equivalents at beginning of period                             6,257                    24,830
                                                                     -------------             -------------

Cash and cash equivalents at end of period                           $       2,410             $       5,756
                                                                     =============             =============


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of September 30, 2000 and December 31, 1999, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The annualized results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results expected in the full year ending December 31, 2000.

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



                                                                               8
--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER COMMON SHARE
A reconciliation of the numerator and denominator of the earnings per common share computation for the nine and three month periods ended September 30, 2000 and 1999 is presented below:

                                                                    Nine Months Ended             Three Months Ended
                                                                      September  30                   September 30,
                                                                2000             1999            2000               1999
                                                                ----             ----            ----              -----
    Earnings per common share
          Net income attributable to
          common shareholders                                  $   4,399     $   4,022         $   1,486        $   1,446
                                                               =========     =========         =========        =========

       Weighted average common
       shares outstanding                                          4,754         4,676             4,620            4,593

       Add: Shares committed to be issued
       to charitable foundation                                        -           200                 -              200
                                                               ---------     ---------         ---------        ---------

          Total weighted average common
          shares outstanding                                       4,754         4,876             4,620            4,793
                                                               =========     =========         =========        =========


                     Basic earnings per share                  $     .93     $     .82         $     .32        $     .30
                                                               =========     =========         =========        =========


The Company's outstanding stock options and stock awards were not considered in the computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year, the assumed exercise of the options and/or the assumed issuance of the stock awards would have a dilutive effect on earnings per share for the future year. However, previously reported earnings per share and diluted earnings per share are not restated to reflect change in the status of changes in the relationship between exercise prices and average stock prices


--------------------------------------------------------------------------------

                       FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - CAPITAL REQUIREMENTS
Pursuant to federal regulations, savings institutions must meet two separate capital requirements. The following is a summary of the Bank's regulatory capital at September 30, 2000:

                                                                                        Core        Risk based
                                                                                      Capital        Capital
                                                                                      -------       ---------
                                                                                          (In thousands)
       Regulatory capital                                                           $   67,052    $   69,452

       Minimum capital requirement                                                      15,440        15,362
                                                                                    ----------     ---------

       Excess regulatory capital over
         minimum requirement                                                        $   51,612    $   54,090
                                                                                    ==========    ==========

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets increased $22.4 million to $394.7 million at September 30, 2000 from $372.3 million at December 31,1999. The increase in total assets consisted primarily of increases of $28.8 million in loans receivable and $775,000 in Federal Home Loan Bank Stock partially offset by decreases of $3.1 million in securities and $3.9 million in cash and cash equivalents.

Net loans receivable increased by $28.8 million from $241.2 million at December 31,1999 to $270.0 million at September 30, 2000. The increase was due to the disbursement of $7.5 million to fund construction loans and the continuing market demand for 1-4 family mortgage loans resulting in disbursement of $29.7 million for 1 to 4 family loans due to current economic conditions and the prevailing interest rate environment. The disbursements to fund new mortgage loans were partially offset by monthly paydowns of outstanding mortgage loan balances.

Securities available-for-sale increased by $11.2 million from $20.6 million at December 31,1999 to $31.8 million at September 30, 2000. The increase was primarily due to the reclassification of $15.6 million of securities from held-to-maturity to available-for-sale, in connection with the adoption of SFAS No.133. This increase was partially offset by paydowns on mortgage-backed securities and the sale of $2.5 million of securities.

Securities held-to-maturity decreased by $14.3 million from $92.9 million at December 31,1999 to $78.6 million at September 30, 2000. The decrease was primarily due to the reclassification of $15.6 million in securities from held-to-maturity to available-for-sale, in connection with the adoption of SFAS No.133, partially offset by purchases of federal agency and tax exempt municipal securities.

Cash and cash equivalents decreased by $3.9 million due to the Company's continued repurchase of outstanding common stock and to fund the continuing demand for loans.

Total liabilities at September 30, 2000 were $313.6 million compared to $289.1 million at December 31,1999, an increase of $24.5 million. Deposits increased by $11.2 million and Federal Home Loan Bank advances increased by $14.4 million. The weighted average term to maturity of the Company's Federal Home Loan Bank advances at September 30, 2000 was 3.3 years, with a weighted average term to call of 5 months. Borrowings were increased in order to fund the continuing demand for loans. During this same period, advance payments by borrowers for taxes and insurance decreased by $1.1 million due to the payment of real estate taxes.

Shareholders' equity at September 30, 2000 was $81.1 million compared to $83.2 million at December 31,1999, a decrease of $2.1 million. The decrease in equity was due primarily to the Company's repurchase of outstanding common stock of $5.7 million partially offset by net income of $4.4 million. Equity at September 30, 2000 was also impacted by dividends on the Company's common stock. Three cash dividends totaling $1.9 million were declared during the nine month period ending September 30, 2000. The dividends were paid to stockholders in April, July and October 2000.

--------------------------------------------------------------------------------
                                                                              11

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Comparison of Operating Results for the Nine Months Ended September 30, 2000 and September 30,1999

General
Net earnings for the nine months ended September 30, 2000 were $4.4 million, an increase of $377,000 from net earnings of $4.0 million for the nine months ended September 30,1999. The increase in net earnings is primarily attributable to an increase in net interest income due to increases in the average balances of assets and liabilities. The increase in net interest income was partially offset by a decrease in noninterest income. Earnings per share also increased during the period as a result of the increase in net earnings and the Company's repurchase of its common stock.

Interest Income
Interest income for the nine months ended September 30, 2000 was $21.3 million, an increase of $2.9 million from interest income of $18.4 million for the nine months ended September 30,1999. Interest income on loans increased by $2.1 million due to increases in the volume of loans receivable and the weighted average yields earned on the loans. Interest income on securities increased by $1.0 million due to increases in the average outstanding balances of the Company's investment securities portfolio and the weighted average yields earned on the securities. Interest income on other interest-earning assets decreased by $152,000 due to decreases in the outstanding balances of funds invested in overnight federal funds and interest bearing accounts with the Federal Home Loan Banks.

Interest Expense
Interest expense for the nine months ended September 30, 2000 was $10.4 million compared to $8.0 million for the nine months ended September 30,1999, an increase of $2.4 million. Interest expense on deposits increased by $1.3 million due to increases in outstanding deposit balances and the rates paid on those balances. Interest expense on Federal Home Loan Bank advances increased by $1.1 million due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision For Loan Losses
The provision for loan losses for the nine months ended September 30, 2000 was $185,000 and remained consistent with the $185,000 provision for loan losses for the nine months ended September 30,1999.

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

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Noninterest Income
Noninterest  income for the nine months  ended  September  30, 2000 was $469,000 compared to $564,000 for the nine months ended September 30,1999. The $95,000 decrease in non-interest income was due primarily to a $62,000 decrease in net gain on the sale of securities and a $33,000 decrease in other income due to decreases in safety deposit and ATM fee income.

Noninterest Expense
Noninterest expense for the nine months ended September 30, 2000 was $4.5 million and remained fairly consistent with the nine months ended September 30,1999. Compensation and benefits expense increased by $127,000 partially due to the hiring of additional bank personnel as a result of the continuing growth of the bank and due to standard annual salary adjustments for existing bank personnel. Data processing expense decreased by $39,000 primarily due to non-recurring costs associated with Y2K testing and revisions which occurred in 1999. Federal deposit insurance premiums decreased by $56,000 due to the reduced FDIC assessment which was effective as of January 1,2000.

Income Taxes
Income taxes were $2.3 million for the nine months ended September 30, 2000 and remained fairy consistent with the income tax provision for the nine months ended September 30,1999.


Comparison of Operating Results for the Three Months Ended September 30, 2000 and September 30,1999

General
Net earnings for the three months ended September 30, 2000 were $1.5 million, an increase of $40,000 from net earnings of $1.4 million for the three months ended September 30,1999. The increase in net earnings is primarily attributable to an increase in net interest income due to increases in the average balances of assets and liabilities . The increase in net interest income along with a decrease in the provision for income taxes was partially offset by a decrease in noninterest income. Income per share also increased during the period as a result of the increase in net earnings and the Company's repurchase of its common stock.

Interest Income
Interest income for the three months ended September 30, 2000 was $7.4 million compared to $6.4 million for the three months ended September 30,1999, an increase of $1.0 million. Interest income on loans increased by $793,000 due to increases in the volume of loans receivable and weighted average yields earned on the loans. Interest income on securities increased $252,000 due to increases in the average outstanding balances of the Company's investment securities portfolio and the weighted average yields earned on the securities.

--------------------------------------------------------------------------------
                                                                              13

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Interest Expense
Interest expense for the three months ended September 30, 2000 was $3.7 million compared to $2.8 million for the three months ended September 30,1999, an increase of $933,000. Interest expense on deposits increased by $530,000 due to increases in outstanding deposit balances and the rates paid on those balances.

Interest expense on Federal Home Loan Bank advances increased by $403,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision for Loan Losses
The provision for loan losses for the three months ended September 30, 2000 and 1999 was $61,000.

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

Noninterest Income
Noninterest income for the three months ended September 30, 2000 was $143,000 compared to $223,000 for the three months ended September 30,1999. The $80,000 decrease in non-interest income was due to a $15,000 net loss in the sale of securities and a $65,000 decrease in other income. The decrease in other income is due to decreases in safety deposit and ATM fee income due to decreases in usage.

Noninterest Expense
Noninterest expense for the three months ended September 30, 2000 was $1.5 million and remained fairly consistent with the three months ended September 30,1999. Compensation and benefits expense increased by $60,000 partially due to the hiring of additional bank personnel as a result of the continuing growth of the bank and due to standard annual salary adjustments for existing bank personnel. Data processing expense decreased by $13,000 primarily due to non-recurring costs associated with Y2K testing and revisions which occurred in 1999. Federal deposit insurance premiums decreased by $17,000 due to the reduced FDIC assessment which was effective as of January 1,2000. Other operating expense increased by $40,000 primarily due to increased service charges by our correspondent banks.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Income Taxes
Income taxes were $709,000 for the three months ended September 30, 2000 compared to $795,000 for the three months ended September 30,1999. The decrease in the provision for income taxes was due to a decrease in pretax earnings.


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

Federal Regulations require First Security to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. First Security has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30, 2000, First Security's liquidity ratio for regulatory purposes was 10.87%.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $6.1 million and $4.9 million for the nine months ended September 30, 2000 and September 30,1999. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, offset by principal collections on loans, proceeds from maturation and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and Federal Home Loan Bank advances partially offset by purchases of treasury stock and the payment of dividends in 2000 and 1999.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period . At September 30, 2000, cash and short-term investments totaled $2.4 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

At September 30, 2000, the Company had outstanding commitments to originate loans of $5.5 million, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2000 totaled $122.0 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the OTS. At September 30, 2000, First Security was in compliance with all applicable capital requirements. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company's passbook and other non-certificate accounts. At September 30, 2000, $101.0 million or 40.51% of the Company's deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent "core" deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company's residential loans have terms of 15 years or less, are 5 year balloon loans, or carry adjustable interest rates. In addition, the Company has instituted a construction lending program with the rates charged on construction loans based on the prime rate. Since the rates may be adjusted monthly the Company believes that construction loans are a beneficial tool in its interest rate risk management program. Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less. At September 30, 2000, $7.6 million or 54.68% of the Company's mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $19.9 million or 20.6% of the Company's other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value ("NPV") analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of June 30, 2000, the latest date for which information is available, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments. Even though the information presented reflects the Bank's interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank's current interest rate risk position.

--------------------------------------------------------------------------------

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------



         Assumed Change                      $ Change in         % Change in
       In Interest Rates     $ Amount             NPV                NPV
       -----------------     -------         -----------         -------------
        (Basis Points)         (Dollars in Thousands)
          + 300              $52,118          $(26,908)             (34)%
          + 200               60,845           (18,181)             (23)
          + 100               69,998            (9,028)             (11)
           ----               79,026              ----              ----
          - 100               86,543             7,517               10
          - 200               91,249            12,223               15
          - 300               97,274            18,248               23


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

--------------------------------------------------------------------------------
                                                                              18

                        FIRST SECURITYFED FINANCIAL, INC.
                                CHICAGO, ILLINOIS
--------------------------------------------------------------------------------
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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


                                  FIRST SECURITYFED FINANCIAL, INC
                                  (Registrant)



                                  By: /s/Julian E. Kulas
                                  -----------------------------------
                                  Julian E. Kulas
                                  Principal Executive Officer
                                  November 14, 2000


                                  By: /s/Harry Kucewicz
                                  -----------------------------------
                                  Harry Kucewicz
                                  Chief Financial and Accounting Officer
                                  November 14, 2000

--------------------------------------------------------------------------------