Form 10-K405
period 2000-12-31
FIRST SECURITYFED FINANCIAL INC
filed 2001-04-02
CIK 1042534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2000
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         COMMISSION FILE NUMBER 0-23063

                        FIRST SECURITYFED FINANCIAL, INC.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                           36-4177515
- -------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)


936 NORTH WESTERN AVENUE, CHICAGO, ILLINOIS                            60622
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              Zip Code

       Registrant's telephone number, including area code: (773) 772-4500

                              --------------------

         Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----

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
                                       ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of February 28, 2001, the Registrant had 4,835,135 shares of Common Stock issued and outstanding.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of February 28, 2001 was $64.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE
PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2000.
PART III of Form 10-K - Proxy Statement for 2000 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

      First SecurityFed Financial, Inc. ("First SecurityFed" or the "Company"), and its wholly-owned subsidiary, First Security Federal Savings Bank ("First Security" or the "Bank"), may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in First SecurityFed's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

      First Security's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate, construction, consumer and other loans in its market area. The Bank also invests in mortgage-backed and other securities and other permissible investments.

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

LENDING ACTIVITIES

      GENERAL. The principal lending activity of the Bank is originating for its portfolio fixed and, to a much lesser extent, adjustable rate ("ARM") mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. First Security also originates multi-family and commercial real estate, construction, home equity, consumer and other loans in its market area. At December 31, 2000, the Bank's loans receivable, net totaled $275.5 million. See "- Originations of Loans."

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                      December 31,
                          ------------------------------------------------------------------------------------------------------
                                2000                 1999                1998                1997                1996
                          ------------------------------------------------------------------------------------------------------
                           Amount    Percent    Amount    Percent    Amount   Percent    Amount   Percent    Amount   Percent
                          ------------------------------------------------------------------------------------------------------
REAL ESTATE LOANS:
One- to four-family....    $212,863   75.32%  $200,201     80.58%  $182,452    82.23%  $154,819    81.66%  $134,971    81.14%
Construction...........      11,745    4.16      3,800      1.53        ---      ---        ---      ---        ---      ---
Multi-family...........      19,272    6.82     13,389      5.39     11,313     5.10     10,999     5.80      9,374     5.63
Commercial.............      20,845    7.38     15,304      6.16     11,535     5.20      9,308     4.91      7,647     4.60
Mixed use(1)...........       8,972    3.17      9,084      3.65      9,898     4.46      7,927     4.18      8,004     4.81
                          ---------  -------  --------  ---------  --------  --------  --------  --------  --------  --------
  Total real estate
    loans..............     273,697   96.85    241,778     97.31    215,198    96.99    183,053    96.55    159,996    96.18

CONSUMER LOANS:
Share loans............       1,368    0.48      1,164       .47      1,091     0.49      1,421     0.75      1,174     0.71
Automobile.............         ---     ---          3       .01         16     0.01         47     0.01         74     0.04
Home equity............       7,147    2.53      5,103      2.05      5,158     2.32      4,602     2.43      3,431     2.06
Home improvement.......         ---     ---          0       .00         11     0.01          7     0.01         12     0.01
Other..................         389    0.14        410       .16        404     0.18        387     0.21        395     0.24
                          ---------  -------  --------  ---------  --------  --------  --------  --------  --------  --------
   Total consumer loans       8,904    3.15      6,680      2.69      6,680     3.01      6,464     3.41      5,086     3.06
Loans secured by leases         ---     ---          0         0       ---       ---         81     0.04      1,272     0.76
                          ---------  -------  --------  ---------  --------  --------  --------  --------  --------  -------
  Total loans..........     282,601  100.00%   248,458    100.00%   221,878   100.00%   189,598   100.00%   166,354   100.00%
                                     =======            =========            ========            ========            ========
LESS:
Construction Loans in
  Process..............       2,777
Process................       1,809              3,467                  ---                 ---                 ---
Deferred fees and
  discounts............       2,561              1,508                1,498               1,511               1,486
Allowance for losses...         ---              2,315                2,069               1,828               1,520
                          ---------           --------             --------            --------            --------
  Total loans
   receivable, net.....    $275,454           $241,168             $218,311            $186,259            $163,348
                           ========           ========             ========            ========            ========

- -----------
(1) Mixed use refers to real estate on which the borrower both resides and conducts a business.

      The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                      December 31,
                         ---------------------------------------------------------------------------------------------------
                                2000                1999                 1998                1997                1996
                         ------------------   -----------------    -----------------    ----------------    ----------------
                          Amount    Percent   Amount    Percent    Amount    Percent    Amount   Percent    Amount   Percent
                         ---------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
FIXED-RATE LOANS:
Real estate:
  One- to four-family..   $204,971   72.53%  $193,552     77.90%  $175,246    78.98%  $143,882    75.89%  $118,308    71.12%
  Multi-family.........     19,272    6.82     13,389      5.39     11,313     5.10     10,999     5.80      9,169     5.51
  Commercial...........     15,740    5.57     12,668      5.10      8,625     3.89      7,649     4.04      6,545     3.94
  Mixed use(1).........      8,972    3.17      9,084      3.65      9,444     4.26      7,446     3.93      7,424     4.46
                         ---------  -------  --------  ---------  --------  --------  --------  --------  --------  --------
  Total real estate
  loans................    248,955   88.09    228,693     92.04    204,628    92.23    169,976    89.66    141,446    85.03
Consumer...............      1,757    0.62      1,577      0.64      1,522     0.69      1,862     0.98      1,655     1.00
Loans secured by
  leases...............        ---     ---        ---       ---        ---      ---         81     0.04      1,272     0.76
                         ---------  -------  --------  ---------  --------  --------  --------  --------  --------  --------
  Total fixed-rate
    loans..............    250,712   88.71    230,270     92.68    206,150    92.92    171,919    90.68    144,373    86.79

ADJUSTABLE-RATE LOANS
Real estate:
  One-to-four-family...      7,892    2.75      6,649      2.68      7,206     3.25     10,937     5.77     16,663    10.02
  Multi-family.........        ---     ---        ---       ---        ---      ---        ---      ---        205     0.12
  Commercial...........      5,105    1.81      2,636      1.06      2,910     1.31      1,659     0.87      1,102     0.66
  Mixed use............        ---     ---        ---       ---        454     0.20        481     0.25        580     0.35
  Construction.........     11,745    4.16      3,800      1.53        ---      ---        ---      ---        ---      ---

Consumer...............      7,147    2.53      5,103      2.05      5,158     2.32      4,602     2.43      3,431     2.06
                         ---------  -------  --------  ---------  --------  --------  --------  --------  --------  --------
  Total adjustable-rate
  loans................     31,889   11.29     18,188      7.32     15,728     7.08     17,679     9.32     21,981    13.21
                         ---------  -------  --------  ---------  --------  --------  --------  --------  --------  --------
  Total loans..........    282,601  100.00%   248,458    100.00%   221,878   100.00%   189,598   100.00%   166,354   100.00%
                                    =======            =========            ========            ========            ========
LESS:
Construction Loans in
 Process...............        277              3,467                  ---                 ---                 ---
Deferred fees and
 discounts.............      1,809              1,508                1,498               1,511               1,486
Allowance for losses...      2,561              2,315                2,069               1,828               1,520
                         ---------           --------             --------            ---------           --------
  Total loans
    receivable,net.....   $275,454           $241,168             $218,311            $186,259            $163,348
                          ========           ========             ========            ========            ========

(1) Mixed use refers to real estate on which the borrower both resides and conducts a business.

      The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final payment is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                Real Estate
                    -----------------------------------------
                                              Multi-family,
                                            Construction and
                                            Commercial Real
                    One- to four-family          Estate             Consumer             Total
                    -------------------    ------------------   -----------------   ------------------
                              Weighted              Weighted            Weighted             Weighted
                              Average               Average             Average              Average
                     Amount     Rate       Amount     Rate      Amount    Rate      Amount      Rate
                    -------------------    ------------------   -----------------   ------------------
                                               (Dollars in Thousands)
   Due During
  Years Ending
  December 31,
- -------------------
2001..............    $2,061    7.39%      $11,745    9.98%     $1,594    9.33%     $15,400     9.57%
2002 to 2003......    14,591    8.27         2,741    9.11         935    8.79       18,267     8.42
2004 and 2005.....     8,941    8.21        12,695    8.97       6,375    8.61       28,011     8.65
2006 to 2010......    15,598    7.54        20,433    9.44         ---     ---       35,991     8.62
2011 to 2020......    47,304    7.61         7,841    8.88         ---     ---       55,145     7.79
2021 and following   124,408    7.76         5,379    8.59         ---     ---      129,787     7.79
   Total..........  $212,863    7.76       $60,834    9.28      $8,904    8.76     $282,601     8.12
                    ========    ----       =======    ----      ======    ----     ========     ----


      The total amount of loans due after December 31, 2001 which have predetermined interest rates is $247.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $20.1 million.

      Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 2000, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $10.0 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 2000, the largest dollar amount outstanding or committed to be lent to one borrower or, group of related borrowers, was a $2.9 million construction loan, secured by a 24 unit condominium building located in Chicago, Illinois. At December 31, 2000, this loan was performing in accordance with its terms. As of the same date, there were 17 other lending relationships with carrying values in excess of $1.0 million.

      All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations. All mortgage loans currently originated by First Security are approved by the loan committee, currently comprised of Directors Babyk, Dobrowolsky and Wereszcak and Vice President Korb, and ratified by the full Board of Directors.

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

      ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Bank focused its residential lending activities on fixed rate loans with terms up to 30 years. In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to offer 15 year and 10 year fixed rate loans as well as ARMs (although, as a result of customer preference, the Bank's ARM loan volume has been limited). Substantially all of the Bank's one- to four- family residential mortgage originations are secured by properties located in its market area. All mortgage loans currently originated by the Bank are retained and serviced by it.

      The Bank currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. The Bank also offers fixed rate balloon products with a 30 year amortization schedule which are due in three or five years and which, under certain circumstances, may be extended for an additional term of up to three or five years, as applicable. As of December 31, 2000, the Bank had $22.7 million of fixed rate loans with original terms of 10 years or less (most of which were three or five year balloon loans), $61.3 million of fixed rate loans with original terms of 10-15 years and $121.0 million of fixed rate loans with original terms of more than 15 years. See "- Originations of Loans."

      The Bank also originates fixed rate home equity loans with terms of up to ten years. These loans are written so that the total balance does not exceed the lesser of $35,000 or 75% of the appraised value of the security property when combined with the balance of the first mortgage lien. At December 31, 2000, the Bank had $2.9 million of home equity loans, all of which are classified in the tabular data as one- to four-family residential loans.

      The Bank also offers ARMs which carry interest rates which adjust at a margin (generally 250 basis points) over the yield on the One Year and the Three Year Average Monthly U.S. Treasury Constant Maturity Indexes ("CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for a cap on annual interest rate changes of 200 basis points and a lifetime cap generally of 600 basis points over the initial rate. Initial interest rates offered on the Bank's ARMs may be approximately 100-150 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. At December 31, 2000, one- to four-family ARMs totaled $7.9 million or 2.79% of the Bank's total loan portfolio.

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

      MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank originates permanent multi-family and commercial real estate loans secured by properties in its primary market area. As a result of the strong economy in the Bank's Chicago market area as well as increased customer demand, the Bank has been able to increase its originations of these types of loans over the last several years. At

December 31, 2000, the Bank had multi-family loans totaling $19.3 million, or 6.82% of the Bank's total loan portfolio, and $20.8 million in commercial real estate loans, representing 7.38% of the total loan portfolio.

      The Bank's multi-family loan portfolio consists primarily of loans secured by 24 or fewer units. The Bank's commercial real estate loans are primarily secured by retail stores, small office buildings, store/apartment complexes, taverns and store front offices.

      The Bank's multi-family real estate loans generally carry a maximum term of five years and have fixed rates, although most of these loans are five year balloons with a 25 year or more amortization schedule. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property. Most of the Bank's commercial real estate loans are five year balloon loans with fixed rates of interest. Also included in the Bank's commercial real estate loans are $5.1 million of lines of credit secured by commercial real estate with floating interest rates tied to the prime rate of interest. Commercial real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property.

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

      At December 31, 2000, the Bank's largest commercial real estate or multi-family loan outstanding totaled $2.9 million and was secured by a 24 unit condominium building located in Chicago, Illinois. The loan was performing in accordance with its terms as of that date.

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

      CONSTRUCTION LENDING. The Bank originates construction loans to builders, developers and individuals to finance development of one to four family, multi-family and, to a lesser extent, small commercial properties. Most of the loans do not have prearranged takeout financing at the time of commitment and most of the underlying projects do not have tenants or buyers at the time of commitment.

      The Bank has significantly increased its construction lending activities over the last several years primarily as a result of a favorable economic climate, particularly within the Bank's Chicago market area. These loans generally carry interest rates that float with the prime rate of interest and have maturities of one year or less.

      The Bank requires independent appraisals with a loan to value ratio not in excess of 80%. Disbursements are made in increments as construction progresses, and inspections warrant. Land loans do not exceed 60% of the appraised value or actual cost.

      As of December 31, 2000 the Bank has committed $11.7 million to borrowers for construction loans. As of this same date, $9.0 million of the committed funds have been disbursed.

      CONSUMER LENDING. Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank originates a variety of different types of consumer loans, including home equity lines of credit, and deposit account loans for household and personal purposes. Due to the tax advantages to the borrower of home equity lines of credit, the Bank has focused its recent consumer lending activities primarily on home equity lending. At December 31, 2000 consumer loans totaled $8.9 million or 3.15% of total loans outstanding.

      Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Other than the home equity lines of credit, the Bank's consumer loans are made at fixed interest rates, with terms of up to five years.

      The Bank's home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 75% of the appraised value of the property. These loans are written with fixed terms of up to five years and carry interest rates that float with the prime rate of interest. At December 31, 2000, the Bank's home equity lines of credit totaled $7.1 million outstanding, or 2.53% of the Bank's total loan portfolio.

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

      The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                             Year Ended December 31,
                                          -------------------------------
                                            2000       1999       1998
                                          ---------  ---------  ---------
                                                 (In Thousands)
ORIGINATIONS BY TYPE:
 Adjustable rate:
   Real estate - one- to four-family....    $3,030   $  2,543   $  1,791
 Fixed rate:
   Real estate - one- to four-family....    57,544     62,460     68,797
                     - multi-family.....    10,230      5,953      5,076
                     - commercial.......    12,911      6,096      5,289
   Non-real estate - consumer...........     1,538      2,451      3,772
                                           --------   --------    -------
         Total fixed-rate...............    82,223     76,960     82,934
                                           --------   --------    -------
         Total loans originated.........    85,253     79,503     84,725

Principal repayments....................   (50,420)   (56,390)   (52,445)

Increase (decrease) in other items, net.      (547)      (256)      (228)
                                           --------   --------    -------
        Net increase....................   $34,286    $22,857    $32,052
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

      The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 2000.

                                            Loans Delinquent For:
                         ------------------------------------------------------------    Total Loans Delinquent
                                  60-89 Days                 90 Days and Over               60 Days or More
                         ----------------------------   ----------------------------- ----------------------------
                                             Percent                        Percent                        Percent
                                             of Loan                        of Loan                        of Loan
                         Number    Amount    Category   Number    Amount   Category   Number    Amount    Category
                         ------  --------  ----------  -------  --------  ---------  -------  --------  --------------
                                                         (Dollars in Thousands)
Real Estate:
  One- to four-family       6      $215        0.10%        9       $888     0.42%      15      $1,103     0.52%
  Multi-family.....       ---       ---         ---       ---        ---      ---      ---         ---       --
  Commercial.......         1        85        0.41         2        347     1.66        3         432     2.07
  Mixed Use                 1       148        1.65         2        317     3.53        3         465     5.18
Consumer...........         4         3        0.03        10          9     0.10       14          12     0.13

Total..............        12      $451        0.16%       23     $1,561     0.55%      35      $2,012     0.71%
                           ==      ====        ----        ==     ======     ----       ==      ======     ----

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

      On the basis of management's review of its assets, at December 31, 2000, the Bank had classified a total of $1.6 million of its loan and other assets as follows:

                                            At
                                       December 31,
                                           2000
                                      ---------------
                                      (In Thousands)
Substandard..........................         $1,558
Doubtful assets......................              3
Loss assets..........................            ---
      Total..........................          1,561
General loss allowance...............        $ 2,561
Specific loss allowance..............        $   ---
Charge-offs, net.....................        $   ---
                                       --------------

      First Security's classified assets consist of the non-performing loans referred to below.

      NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non- performing assets in the Bank's loan portfolio. Accrued interest on loans delinquent 90 days or more is credited to an interest reserve account which offsets the amount of capitalized interest in loans receivable. See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto. Foreclosed assets include assets acquired in settlement of loans.

                                                     December 31,
                                  -------------------------------------------------
                                    2000      1999      1998       1997      1996
                                  -------   --------  --------   --------  --------
                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.........       $680     $  ---    $    9     $    9    $    9
  Commercial real estate......        110        ---       ---        ---       ---
  Mixed Use...................        235        ---       ---        ---       ---
                                  -------   --------  --------   --------  --------
       Total..................      1,025        ---         9          9         9

Accruing loans delinquent 90
 days or more:
  One- to four-family.........        208        934       459        614     1,111
  Multi-family................        ---         25       224        ---       180
  Commercial real estate......        237        360       313        566       882
  Mixed Use...................         82        ---       ---        ---       ---
  Consumer....................          9          8         7        194       226
                                  -------   --------  --------   --------  --------
       Total..................        536      1,327     1,003      1,374     2,399

Foreclosed assets:
  One- to four-family.........        ---         66       ---        ---        40
  Commercial real estate......        ---        ---        ---       ---       ---
                                  -------   --------  --------   --------  --------
       Total..................        ---         66       ---        ---        40

Non-performing leases.........        ---        ---       ---         81     1,272
                                  -------   --------  --------   --------  --------

Total non-performing assets...     $1,561     $1,393    $1,012     $1,464    $3,720
                                   ======     ======    ======     ======    ======
Total as a percentage of total
assets........................       0.39%      0.37%     0.30%      0.46%     1.44%
                                   ======     ======    ======     ======    ======

      For the years ended December 31, 1999 and December 31, 2000, gross interest income (less additions to the interest reserve) which would have been recorded had the non-accruing loans (and accruing loans delinquent 90 days or more) been current in accordance with their original terms amounted to $99,000 and $123,000, respectively. No interest income was recognized on non-accruing loans for the years ended December 31, 2000 and December 31, 1999, respectively.

      OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of December 31, 2000, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

      Management considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

      The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                             Year Ended December 31,
                                            ----------------------------------------------------------
                                               2000         1999        1998        1997        1996
                                            ----------   ----------  ----------  ----------  ---------
                                                              (Dollars in Thousands)
Balance at beginning of period.........      $ 2,135      $2,069      $1,828      $1,520      $   885

Charge-offs:
  One- to four-family..................          ---         ---         ---         ---          ---
  Multi-family.........................          ---         ---         ---         ---          ---
  Commercial real estate...............          ---         ---         ---         ---           68
  Construction or development..........          ---         ---         ---         ---          ---
  Consumer.............................          ---         ---           5           2            3
  Leases...............................          ---         ---         ---         432          ---
                                            --------    --------      ------      ------       ------
                                                 ---         ---           5         434           71

Recoveries:
  One- to four-family..................          ---         ---         ---         ---          ---
  Multi-family.........................          ---         ---         ---         ---          ---
  Commercial real estate...............          ---         ---         ---         ---          ---
  Construction or development..........          ---         ---         ---         ---          ---
  Consumer.............................          ---         ---         ---           4          ---
  Leases...............................          ---         ---         ---         ---          ---
                                            --------    --------      ------      ------       ------
                                                 ---         ---         ---           4          ---

Net (charge-offs) recoveries...........          ---         ---          (5)       (430)         (71)
Additions charged to operations........          246         246         246         738          706
                                            --------    --------      ------      ------       ------
Balance at end of period...............     $  2,561    $  2,315      $2,069      $1,828       $1,520
                                            ========    ========      ======      ======       ======

Ratio of net charge-offs (recoveries)
  during the period to average loans
  outstanding during the period........       ---  %      ---  %        ---%       0.25%        0.05%
                                            ========    ========      ======      ======       ======

Ratio of net charge-offs (recoveries)
  during the period to average
  non-performing assets................       ---  %      ---  %       0.38%      21.12%        2.15%
                                            ========    ========      ======      ======       ======

            The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                  December 31,
                      ---------------------------------------------------------------------------------------------------
                                   2000                             1999                             1998
                      ---------------------------------------------------------------------------------------------------
                                             Percent                          Percent                          Percent
                                             of Loans                         of Loans                        of Loans
                        Amount      Loan     in Each     Amount      Loan     in Each     Amount      Loan     in Each
                        of Loan    Amounts   Category   of Loan    Amounts    Category   of Loan    Amounts   Category
                         Loss        by      of Total     Loss        by      of Total     Loss        by     of Total
                       Allowance  Category    Loans    Allowance   Category    Loans    Allowance   Category    Loans
                      ---------------------------------------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
One- to four-family..      $872   $212,863    76.07%       $823   $200,201      80.71%     $736     $182,452    82.23%
Multi-family.........       116     19,272      6.89         80     13,389       5.47        83       11,313     5.10
Commercial real
   estate............       473     29,817     10.66        607     24,388       9.95       483       21,433     9.66
Construction.........       897      8,968      3.20         33        333       0.14       ---          ---      ---
Consumer.............        35      8,904      3.18        107      6,680       2.73       112        6,680     3.01
Loans secured by
   leases............       ---        ---       ---                   ---        ---       ---          ---      ---
Unallocated..........       168        ---       ---        665        ---        ---       655          ---      ---
                         ------   --------    ------     ------   --------     ------    ------     --------   ------
       Total             $2,561   $279,824    100.00%    $2,315   $244,991     100.00%   $2,069     $221,878   100.00%
                         ======   ========    ======     ======   ========     ======    ======     ========   ======

                                                December 31,
                      -----------------------------------------------------------------
                                   1997                             1996
                      -----------------------------------------------------------------
                                             Percent                          Percent
                                             of Loans                        of Loans
                        Amount      Loan     in Each     Amount      Loan     in Each
                        of Loan    Amounts   Category   of Loan    Amounts   Category
                         Loss        by      of Total     Loss        by     of Total
                       Allowance  Category    Loans    Allowance   Category    Loans
                      -----------------------------------------------------------------
One- to four-family..     $572    $154,819     81.66%       $355   $134,971     81.14%
Multi-family.........       67      10,999       5.80         56      9,374      5.63
Commercial real
   estate............      448      17,235       9.09        245     15,651      9.41
Construction.........      ---         ---        ---        ---        ---       ---
Consumer.............       80       6,464       3.41         68      5,086      3.06
Loans secured by
   leases............       40          81       0.04        318      1,272      0.76
Unallocated..........      621         ---        ---        478        ---       ---
                        ------    --------     ------     ------   --------    ------
       Total            $1,828    $189,598     100.00%    $1,520   $166,354    100.00%
                        ======    ========     ======     ======   ========    ======


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

SECURITIES ACTIVITIES

      GENERAL. Generally, the investment policy of the Company is to invest funds among categories of investments based upon its asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. In accordance with the Company's asset/liability management policy, the Company has recently focused a significant part of its investment activities on instruments with terms to repricing or maturity of five years or less and municipal securities which are exempt from federal taxes.

      The Bank must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2000, the Bank's liquidity ratio for regulatory purposes was 10.28%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Capital Resources" in the Annual Report attached as Exhibit 13 hereto.

      The Company's securities are classified into two categories: held-to-maturity and available-for-sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. At December 31, 2000, the Company had $31.9 million of securities classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of shareholders' equity.

      MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement its lending activities and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. As of December 31, 2000, all of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AAA" by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

      Consistent with its asset/liability management strategy, at December 31, 2000, $7.6 million, or 58.4% of the Company's mortgage-backed and related securities were available-for-sale. In addition, on the same date, $7.2 million or 55.5% of the Company's mortgage-backed and related securities carried adjustable rates. Finally, as discussed further below, at December 31, 2000, the Company had $620,000 million of collateralized mortgage obligations ("CMOs") with anticipated average lives of five years or less. For additional information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13 hereto.

      The Company's CMOs are securities derived by reallocating the cash flows from mortgage- backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. Although a significant proportion of the Company's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.

      The Company has invested in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that, depending on market conditions, CMOs may represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (five year or less average life) often represent a better combination of rate and duration than adjustable rate mortgage- backed securities.

      To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs, and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage- backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in low-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets available-for- sale. At December 31, 2000, the most recent quarterly test date, none of the Company's mortgage-backed securities were classified as "high-risk."

      The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                               December 31,
                                     -----------------------------------------------------------------
                                             2000                  1999                   1998
                                     -------------------  --------------------  ----------------------
                                      Carrying     % of     Carrying     % of     Carrying      % of
                                       Value      Total      Value      Total       Value      Total
                                     ---------  --------  ----------  --------  ----------  ----------
                                                         (Dollars in Thousands)
Mortgage-backed securities
 held-to- maturity:
  GNMA...............................  $2,902     22.28%    $ 3,530     20.77%    $  4,975     20.73%
  FNMA...............................     624      4.79       1,043      6.14        1,474      6.14
  FHLMC..............................   1,278      9.81       1,846     10.87        2,955     12.31
  CMOs...............................     620      4.76       1,158      6.82        2,183      9.10
                                      -------    ------    --------    ------      -------    ------
                                        5,424     41.64       7,577     44.60       11,587     48.28
Mortgage-backed securities
 available-for- sale:
  GNMA...............................   1,151      8.84       1,371      8.07        1,983      8.26
  FNMA...............................   2,690     20.65       3,489     20.54        4,309     17.96
  FHLMC..............................   3,761     28.87       4,550     26.79        5,907     24.62
  CMOs...............................     ---       ---         ---       ---          211      0.88
                                      -------    ------    --------    ------      -------    ------
                                        7,602     58.36       9,410     55.40       12,410     51.72
                                      -------    ------    --------    ------      -------    ------

   Total mortgage-backed securities.. $13,026    100.00    $ 16,987    100.00%     $23,997    100.00%
                                      =======    ======    ========    ======      =======    ======

      The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 2000.

                                                                         Due in                                December 31, 2000
                                           ----------------------------------------------------------------  ---------------------
                                           6 Months   6 Months   1 to    3 to 5  5 to 10  10 to 20  Over 20  Amortized   Carrying
                                            or Less  to 1 Year  3 Years  Years    Years     Years    Years     Cost       Value
                                           --------  ---------  -------  ------  -------  --------  -------  ---------  ----------
                                                                  (In Thousands)
Federal Home Loan Mortgage Corporation       $---       $14     $236       $39     $654    $2,153    $2,082   $5,178    $5,039
Federal National Mortgage Association         ---       ---      185       114       30     1,714     1,348    3,391     3,314
Government National Mortgage Association      ---       ---      ---       138       89       992     2,829    4,048     4,053
CMOs ..............................           ---       ---      ---       ---       14       ---       606      620       620
                                           ------       ---     ----      ----     ----    ------    -----   -------   -------
     Total.........................        $  ---       $14     $421      $291     $787    $4,859    $6,865  $13,237   $13,026
                                           ======       ===     ====      ====     ====    ======    ======  -------   -------

      As of December 31, 2000, the Company did not have any mortgage-backed securities in excess of 10% of retained earnings except for FHLMC issues, amounting to $5.0 million.

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

      The following table shows mortgage-backed securities purchase, sale and repayment activities of the Company for the periods indicated.

                                     Year Ended December 31,
                             ---------------------------------------
                                 2000         1999          1998
                             -----------  ------------  ------------
                                          (In Thousands)
PURCHASES:
    Adjustable-rate.........     $   ---    $     ---    $    ---
    Fixed-rate..............         ---          ---         ---
    CMOs....................         ---          ---         ---
                                 -------    ---------    --------
         Total purchases....         ---          ---         ---

Principal repayments........      (4,046)      (6,680)    (11,094)
Discount/premium net change.         (53)        (260)       (116)
Fair value net change.......         138          (70)        (77)
                                 -------    ---------    --------
     Net increase (decrease)     $(3,961)   $  (7,010)   $(11,287)
                                 =======    =========    ========


      The Company's holdings of mortgage-backed securities are approximately 3.0% of the Company's total assets. Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Company's CMOs also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of the Company's assets consisting of mortgage-backed and related securities increases, the Company's asset yields could be somewhat adversely affected. The Company will evaluate mortgage-backed and related securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

      OTHER SECURITIES. In order to complement its lending and mortgage-backed securities activities, and to increase its holdings of short and intermediate term assets, the Company invests in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations. At December 31, 2000 and December 31, 1999, the Company's securities portfolio totaled $97.2 million and $96.5 million, respectively. At December 31, 2000, the Company did not own any other securities of a single issuer which exceeded 10% of the Company's retained earnings, other than federal agency obligations. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13 hereto for additional information regarding the Company's other securities portfolio.

      The following table sets forth the composition of the Company's other securities and other earning assets at the dates indicated.

                                                         December 31,
                                  ------------------------------------------------------------
                                         2000                1999                1998
                                  ------------------  ------------------  --------------------
                                  Carrying    % of    Carrying    % of    Carrying    % of
                                    Value     Total     Value     Total     Value     Total
                                  ---------  -------  ---------  -------  ---------  ---------
                                                    (Dollars in Thousands)
Securities held-to-maturity:
  Federal agency obligations.....   $57,164   58.83%   $69,763    72.26%   $41,504    68.47%
  Municipal bonds................    15,718   16.17     15,568    16.13      5,176     8.54
                                    -------  ------    -------   ------    -------   ------
                                     72,882   75.00     85,331    88.39     46,680    77.01
Securities available-for sale:
  US government securities.......    11,185   11.51        335      .35      2,577     4.25
  Mutual funds...................     3,128    3.22      2,998     3.11      3,164     5.22
  Municipal bonds................     9,365    9.64      7,370     7.62      7,679    12.67
  Corporate notes................       232    0.24        230      .24        242     0.40
  Other equity...................       382    0.39        279      .29        271     0.45
                                    -------  ------    -------   ------    -------   ------
                                     24,292   25.00     11,212    11.61     13,933    22.99
                                    -------  ------    -------   ------    -------   ------
       Total securities..........   $97,174  100.00%   $96,543   100.00%   $60,613   100.00%
                                    =======  ======    =======   ======    =======   ======

Other earning assets:
  Interest-earning deposits with
   banks.........................    $1,353   28.89%   $ 1,571    38.45%   $ 8,205    41.60%
  FHLB stock.....................     3,330   71.11      2,315    56.66      2,131    10.80
  Federal funds sold.............       ---     ---        200     4.89      9,189    46.59
  Time deposit in other financial
   institutions..................       ---     ---       ----      ---        200     1.01
                                     ------   -----    -------    -----    -------    -----
        Total....................    $4,683  100.00%   $ 4,086   100.00%   $19,725   100.00%
                                     ======  ======    =======   ======    =======   ======

      The composition and maturities of the other securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                               December 31, 2000
                               -------------------------------------------------------------------------------------
                                  Less Than       1 to 5       5 to 10         Over
                                    1 Year        Years         Years        10 years         Total Securities
                               -------------  ------------  -------------  ------------  ---------------------------
                                  Amortized     Amortized     Amortized     Amortized     Amortized        Fair
                                     Cost          Cost          Cost          Cost          Cost         Value
                               -------------  ------------  -------------  ------------  -------------  ------------
                                                             (Dollars in Thousands)
US government securities             $ ---         $ ---         $ ---          $258          $258          $352
Federal agency obligations             ---        21,076        49,939         2,999        68,014        67,352
Municipal bonds                         20           497         3,184        21,117        24,818        25,226
Corporate notes                        ---           250           ---           ---           250           232
                                     -----       -------       -------       -------       -------       -------
Total securities                      $ 20       $21,823       $47,123       $24,374       $93,340(1)    $93,162
                                     =====       =======       =======       =======       =======       =======
Weighted average yield                7.13%        6.44 %         6.57%         6.34%         6.48%
                                     =====       =======       =======       =======       =======

- --------------------------

(1)     Includes 89.4 million of callable securities.

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

      DEPOSITS. First Security offers deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market and various certificate accounts. The Bank relies primarily on competitive pricing, customer service and community outreach to attract and retain these deposits. The Bank's customers may access their accounts through any of the Bank's five offices and five automated teller machines ("ATMs"). In addition, the Bank's customers may access their accounts through several nationwide ATM networks. The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

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

      Management believes that the "core" portion of the Bank's regular savings, NOW and money market accounts, which amounted to $101.9 million or 40.3% of total deposits at December 31, 2000, can have a lower cost and be more resistant to interest rate changes (and competing non-depository financial products) than certificate accounts. The Bank utilizes customer service, community outreach and marketing initiatives in an effort to build and maintain the volume of such deposits. However, there can be no assurance as to whether the Bank will be able to maintain or increase its core deposits in the future.

      The table below sets forth the Bank's deposit flows for the periods indicated.

                                   Year Ended December 31,
                           ---------------------------------------
                                 2000       1999        1998
                           ------------  ----------  -------------
                                   (Dollars In Thousands)
Opening balance...........    $238,123    $220,495    $210,100
Deposits..................     426,788     403,756     373,966
Withdrawals...............     423,146    (395,294)   (372,758)
Interest credited.........      10,897       9,166       9,187
                              --------  ---------- -----------

Ending balance............    $252,662    $238,123    $220,495
                              ========    ========    ========

Net increase (decrease)...    $ 14,539     $17,628   $  10,395
                              ========     =======   =========

Percent increase (decrease)       6.11%       7.99%       4.95%
                              ========    ========    ========

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                          December 31,
                                         ------------------------------------------------------------------------------------
                                                     2000                        1999                         1998
                                         ----------------------------  ---------------------------  -------------------------
                                                            Percent                     Percent                     Percent
                                             Amount        of Total      Amount        of Total       Amount       of Total
                                         -------------  -------------  -----------  --------------  -----------  ------------
                                                                     (Dollars in Thousands)
  TRANSACTIONS AND SAVINGS DEPOSITS
  Passbook Accounts 3.00% ...........        $77,232         30.5%       $75,180         31.6%       $74,963         34.0%
  NOW Accounts 2.23% ................         20,456           8.1        18,281           7.7        16,976           7.7
  Money Market Accounts 3.06% .......          4,215           1.7         3,651           1.5         4,524           2.0
                                            --------         -----      --------         -----      --------         -----
  Total Non-Certificates ............        101,903          40.3        97,112          40.8        96,463          43.7

  CERTIFICATES:
  0.00 - 3.99% ......................            ---           ---           ---           ---           226           0.1
  4.00 - 5.99% ......................         97,125          38.5       124,269          52.2       111,820          50.7
  6.00 - 7.99% ......................         53,585          21.2        16,693           7.0        11,892           5.4
  8.00 - 9.00% ......................             49           ---            49           ---            94           0.1
                                            --------         -----      --------         -----      --------         -----
  Total Certificates ................        150,759          59.7       141,011          59.2       124,032          56.3
                                            --------         -----      --------         -----      --------         -----
  Total Deposits ....................       $252,662         100.0%     $238,123         100.0%     $220,495         100.0%
                                            ========         =====      ========         =====      ========         =====

      The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2000

                Less Than   1 to 2    2 to 3    3 to 4    4 to 5
                 1 Year      Years     Years     Years     Years     Total
                ---------  --------  --------  --------  --------- --------
                                (Dollars in Thousands)
3.00 - 3.99%...   $   ---   $  ---   $  ---    $  ---     $  ---    $   ---
4.00 - 4.99%...     5,702       59       74       403        ---      6,238
5.00 - 5.99%...    81,015    6,792    2,462       359        259     90,887
6.00 - 6.99%...    38,780    2,181      726     3,554      4,522     49,763
7.00 - 7.99%...     3,021      801      ---       ---        ---        ---
8.00 -  8.99%..       ---      ---      ---        49        ---         49
                 --------   ------   ------    ------     ------   --------
                 $125,518   $9,833   $3,262    $4,365     $4,781   $150,759
                 ========   ======   ======    ======     ======   ========


      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2000.

                                                                       Maturity
                                               ------------------------------------------------------
                                                                  Over          Over          Over
                                                  3 Months       3 to 6        6 to 12         12
                                                  or Less        Months        Months        Months        Total
                                               -------------  ------------  ------------  ------------  -----------
                                                                          (In Thousands)
Certificates of deposit less than  $100,000..      $28,165       $21,394        $31,102      $15,699       $ 96,360
Certificates of deposit $100,000 or more.....      $13,671       $13,606        $20,580       $6,542       $ 54,399
                                                  --------       -------        -------      -------       --------

     Total certificates of deposit...........      $41,836       $35,000        $51,682      $22,241       $150,759
                                                  ========       =======        =======      =======       ========

      For additional information regarding the composition of the Bank's deposits, see Note 7 of the Notes to the Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

      BORROWINGS. First Security's other available sources of funds include advances from the FHLB of Chicago and other borrowings. The Bank's FHLB advances to date have primarily consisted of subsidized borrowings to fund special housing programs. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 2000, the weighted average term to maturity of the Bank's FHLB advances was 44 months. See
Note 8 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                              Year Ended December 31,
                               -------------------------------------------------------
                                   2000       1999      1998       1997        1996
                               ----------  ---------  ---------  ---------  ----------
                                               (Dollars In Thousands)
MAXIMUM BALANCE:
  FHLB Advances...............    $65,850    $46,300   $29,000    $12,000    $3,000

AVERAGE BALANCE:
  FHLB Advances...............    $56,597    $34,607   $21,667     $9,548    $3,000

Weighted average interest rate
 of FHLB advances.............      6.03%      5.41%     5.10%      5.72%     5.17%


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

      At December 31, 2000, First Security had one wholly owned service corporation, Western Security Service Corporation ("Western" or the "Subsidiary"). Western, an Illinois corporation, was incorporated November 1977 for the purpose of offering customers and members of the general public credit, life, mortgage and disability insurance. First Security's investment in Western was $28,597 as of December 31, 2000. Western recognized net income loss of $1,655 during the year ended December 31, 2000 and $1,869 during the year ended December 31, 1999.

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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

      The Office of Thrift Supervision ("OTS") has extensive authority over the operations of savings associations. As part of this authority, First Security is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of First Security were as of December 31, 2000 and April 23 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Security to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

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

      First Security's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, First Security's lending limit under this restriction was $1.0 million. First Security is in compliance with the loans-to-one-borrower limitation.

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

      Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. The assessment was reduced to
2.12 basis points as of January 1, 2000, when BIF insured institutions began to fully participate in the assessment. As of January 1, 2001, the assessment stood at 1.96 basis points. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

      The capital regulations require a leverage ratio of 4% of adjusted total assets (as defined by regulation). Tier I capital, used to calculate the leverage ratio, generally includes common stockholders' equity and retained income and certain noncumulative perpetual First Security stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from Tier I capital for calculating compliance with the requirement. At December 31, 2000, First Security had $154,000 of intangible assets recorded as assets on its financial statements, as a result of its acquisition of assets and assumption of liabilities from the Resolution Trust Corporation in 1994.

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

      At December 31, 2000, First Security had Tier I capital of $65.3 million or 16.6% of adjusted total assets, which is approximately $49.6 million above the minimum requirement of 4% of adjusted total assets in effect on the date.

      The capital standards also require Tier I capital equal to at least 4% of risk-weighted assets.

      At December 31, 2000, First Security had Tier I capital equal to $65.3 million or 32.4% of risk- weighted assets, which is $57.2 million above the minimum Tier I risk-based capital ratio of 4% in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2000, First Security had $2.6 million of general loss reserves of which $2.5 million qualifies as supplementary capital, which was less than 1.25% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Security had no such exclusions from capital and assets at December 31, 2000.

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

      On December 31, 2000, First Security had total risk-based capital of approximately $67.8 million (including $65.3 million in core capital and $2.5 million in qualifying supplementary capital) and risk-weighted assets of $201.9 million; or total capital of 33.6% of risk-weighted assets. This amount was $51.7 million above the 8% requirement in effect on that date.

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

      Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30- day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

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

      Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At December 31, 2000, First Security was in compliance with the requirement, with an overall liquid asset ratio of 10.28%.

      This regulation may be withdrawn as a result of recent Federal legislation.

QUALIFIED THRIFT LENDER TEST

      All savings associations, including First Security, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2000, First Security met the test and has always met the test since its effectiveness.

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

      If First Security fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-Qualified Thrift Lender Test."

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

FEDERAL RESERVE SYSTEM

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2000, First Security was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity."

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

      As a member, First Security is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2000, First Security had $3.3 million in FHLB stock, which was in compliance with this requirement. In past years, First Security has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.88% and were 7.59% for calendar year 2000. As a result of its holdings, the Bank could borrow up to $66 million from the FHLB.

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

      For the year ended December 31, 2000, dividends paid by the FHLB of Chicago to First Security totaled $217,800, which constitutes a $72,300 increase from the amount of dividends received in calendar year 1999.

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

      A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2000, First Security's excess for tax purposes totaled approximately $20 million.

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

EMPLOYEES

      At December 31, 2000, the Company, including its subsidiaries, had a total of 94 employees, including 24 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE CORPORATION WHO ARE NOT DIRECTORS

         The business experience of each executive officer who is not also a director is set forth below.

         Harry Kucewicz. Mr. Kucewicz, age 44, is currently serving as the Treasurer and Chief Operating and Financial Officer of both the Corporation and Bank. He began working at the Bank in 1978 as the Controller. He was elected Treasurer and Chief Financial Officer in 1990 and Chief Operating Officer in August 1994. Mr. Kucewicz is responsible for all of the Corporation's and Bank's financial and accounting functions.

         Mary H. Korb. Ms. Korb, age 53, is currently Vice President of the Corporation and Vice President - Lending of the Bank. Ms. Korb supervises all aspects of the Bank's lending operations, including lending compliance. Ms. Korb has been with the Bank since 1970, and has served in her present capacity since March 1991.

         Irene S. Subota. Ms. Subota, age 54, currently serves as Vice President of the Corporation and as Vice President - Savings of the Bank. Ms. Subota is in charge of all aspects of the Bank's savings function, including compliance. Ms. Subota has been employed by the Bank since 1973, and has served in her current position since 1992.

      Adrian Hawryliw. Mr. Hawryliw, age 64, has served as Philadelphia Branch Manager of the Bank since 1994 when the Philadelphia, Pennsylvania branch was acquired from the Resolution Trust Corporation, and is currently a Vice President of the Bank and of the Corporation. Mr. Hawryliw is responsible for supervising operations of the Philadelphia, Pennsylvania branch, including business development, retail deposits, real estate lending, accounting and marketing. He has over 34 years of banking experience in the Philadelphia area, holding various positions including Chief Financial Officer and Vice President/Investments for other area institutions.

         Paul T. Brandriwsky. Mr. Brandriwsky, age 45, is currently Vice President and Chief Operating Officer of both the Corporation and the Bank. He began working at the Bank in 2000 and was appointed to his present capacity at that time. Mr. Brandriwsky has over 20 years of experience in banking management, lending and real estate. His is responsible for the day-to-day operations of the Bank's retail banking branches, human resources and marketing/advertising.

ITEM 2.     PROPERTIES

      The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2000. At December 31, 2000, the Bank's premises had an aggregate net book value of approximately $2.6 million.

                                YEAR
                             ACQUIRED/   OWNED OR   NET BOOK VALUE AT
          LOCATION          ESTABLISHED   LEASED    DECEMBER 31, 2000   DEPOSITS
- ------------------------  -------------  ---------  ------------------  --------
                                                            (In Thousands)
MAIN OFFICE:

936 North Western Avenue        1964       Owned        $862            $164,398
Chicago, Illinois
60622-4695

BRANCH OFFICES:

2166 Plum Grove Road            1977       Leased(1)     ---              11,035
Rolling Meadows, Illinois
60008

820 N. Western Avenue           1983       Owned         213               2,208
Chicago, Illinois
60622

5670 N. Milwaukee Avenue        1993       Owned         1,028            15,647
Chicago, Illinois
60646

7918 Bustleton Avenue           1994       Owned         539              59,374
Philadelphia, Pennsylvania
19152

- ----------------------------
(1)  The lease expires in July 2003.

      The Bank believes that its current facilities are adequate to meet the present and foreseeable future needs of the Bank and the Company. However, in the future, the Bank may consider the addition of one or more new branches within the Chicago or Philadelphia areas.

      The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2000 was approximately $359,000.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Page 44 of the attached 2000 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.     SELECTED FINANCIAL DATA

      Pages 2 and 3 of the attached 2000 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Pages 4 through 15 of the attached 2000 Annual Report to Stockholders is herein incorporated by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Pages 16 through 43 of the attached 2000 Annual Report to Stockholders is herein incorporated by reference.

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

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      Information concerning Directors of the Corporation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001 a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April, 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April, 2001 a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)  FINANCIAL STATEMENTS:

      The following financial statements are included in this Form 10-K:

      1.    Five-Year Summary of Selected Consolidated Financial Data.
      2.    Report of Independent Auditors
      3.    Consolidated Balance Sheets at December 31, 2000 and 1999.
      4. Consolidated Statements of Income for the fiscal years ended December 31, 2000, 1999 and 1998.
      5. Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2000, 1999 and 1998.
      6. Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2000, 1999 and 1998.
      7.    Notes to Consolidated Financial Statements.


      (a)(2) FINANCIAL STATEMENT SCHEDULES:

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (a)(3) EXHIBITS:

      See Exhibit Index.


      (b)  REPORTS ON FORM 8-K:

      There were no current reports on Form 8-K filed by the Corporation during the quarter ended December 31, 2000.

                                  SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Julian E. Kulas                       /s/ Steve Babyk
- -------------------------------------     -------------------------------------
Julian E. Kulas                           Steve Babyk
President, Chief Executive Officer        Director
and Director
(PRINCIPAL EXECUTIVE OFFICER)

Date:     3/31/01                         Date:     3/31/01
      -------------------------------           -------------------------------

/s/ Lila Maria Bodnar                     /s/ Myron Dobrowolsky
- -------------------------------------     -------------------------------------
Lila Maria Bodnar                         Myron Dobrowolsky
Recording Secretary and Director          Director

Date:     3/31/01                         Date:     3/31/01
      -------------------------------           -------------------------------


/s/ Terry Gawryk                          /s/ George Kawka
- -------------------------------------     -------------------------------------
Terry Gawryk                              George Kawka
Secretary and Director                    Director

Date:     3/31/01                         Date:     3/31/01
      -------------------------------           -------------------------------


/s/ Paul Nadzikewycz                      /s/ Jaroslav H. Sydorenko
- -------------------------------------     -------------------------------------
Paul Nadzikewycz                          Jaroslav H. Sydorenko
Chairman of the Board                     Director

Date:     3/31/01                         Date:      3/31/01
      -------------------------------           -------------------------------


/s/ Chrysta Wereszczak                    /s/ Harry Kucewicz
- -------------------------------------     -------------------------------------
Chrysta Wereszczak                        Harry Kucewicz
Director                                  Principal Financial and Accounting
                                          Officer

Date:     3/31/01                         Date:     3/31/01
      -------------------------------           -------------------------------

                                 EXHIBIT INDEX

                                                                REFERENCE TO
                                                                PRIOR FILING
REGULATION                                                      OR EXHIBIT
   S-K                                                            NUMBER
 EXHIBIT                                                         ATTACHED
  NUMBER                         DOCUMENT                         HERETO
- --------- ---------------------------------------------------  ---------------
    2     Plan of acquisition, reorganization, arrangement,        None
          liquidation or succession

    3(a)  Certificate of Incorporation                               *

    3(b)  By-Laws                                                   **

    4     Instruments defining the right of security holders,
          including debentures                                       *

    9     Voting Trust Agreement                                   None

   10     Executive Compensation Plans and Arrangements

          (a)   Employment Agreement between Julian E. Kulas         *
                and the Bank.

          (b)   Change-In-Control Severance Agreement between        *
                Harry I. Kucewicz and the Bank

          (c)   Change-In-Control Severance Agreement between        *
                Mary H. Korb and the Bank

          (d)   Change-In-Control Severance Agreement between        *
                Irene S. Subota and the Bank

          (e)   Change-In-Control Severance Agreement between        *
                Adrian Hawryliw and the Bank

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

   99     Additional Exhibits                                      None

- ---------------

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