Form 10-Q
period 2001-03-31
FIRST SECURITYFED FINANCIAL INC
filed 2001-05-15
CIK 1042534

UNITED STATES
SECURITITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q
(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:  March 31, 2001

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES   ☒    NO   ☐

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2001
Common Stock, par value $0.01	4,662,285 shares

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Cash and due from banks	$10,504	$4,749
Interest-bearing deposit accounts in other financial institutions	7,250	1,353
Federal funds sold	62	-
Total cash and cash equivalents	17,816	6,102
Securities available-for-sale	32,006	31,894
Securities held-to-maturity (fair value of $66,908 in 2001 and $77,869 in 2000)	67,327	78,306
Loans, net of allowance for loan losses	276,694	275,454
Federal Home Loan Bank stock, at cost	3,330	3,330
Premises and equipment, net	3,325	3,513
Accrued interest receivable	3,283	3,346
Other assets	1,715	1,718
Total assets	$405,496	$403,663
LIABILITIES
Deposits
Non-interest-bearing	$8,552	$7,152
Interest-bearing	250,163	245,510
	258,715	252,662
Advance payments by borrowers for taxes and insurance	1,846	3,255
Advances from Federal Home Loan Bank	62,600	64,600
Accrued interest payable and other liabilities	3,352	2,897
Total liabilities	326,513	323,414
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	62,688	62,645
Unearned ESOP shares	(3,823)	(3,906)
Unearned stock awards	(2,173)	(2,353)
Treasury stock, at cost; (1,665,033 shares in 2001 and 1,478,365 shares in 2000)	(22,527)	(19,637)
Retained earnings, substantially restricted	44,467	43,386
Accumulated other comprehensive income	287	50
Total shareholders’ equity	78,983	80,249
Total liabilities and shareholders’ equity	$405,496	$403,663

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2001	2000
Interest income
Loans	$5,774	$4,984
Securities	1,183	1,202
Mortgage-backed securities	466	553
Other interest-earning assets and Federal Funds Sold	119	63

Total interest income	7,542	6,802
Interest expense
Deposits	2,919	2,519
Federal Home Loan Bank advances	888	688
Total interest expense	3,807	3,207
Net interest income	3,735	3,595
Provision for loan losses	62	62
Net interest income after provision for loan losses	3,673	3,533
Noninterest income
Net gain on sale of real estate held for expansion	286	-
Net (loss) on sale of securities	-	(13)
Other income	168	154
Total noninterest income	454	141
Noninterest expense
Compensation and benefits	988	918
Occupancy and equipment	205	173
Data processing	94	80
Federal insurance premiums	33	32
Professional fees	27	25
Other operating expenses	230	246
Total noninterest expense	1,577	1,474
Income before income tax provision	2,550	2,200
Provision for income taxes	875	773

Net income	$1,675	$1,427

Earnings per share
Basic	$.39	$.29
Diluted	$.39	$.29

See accompanying notes to condensed consolidated financial statements

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2001	2000

Net Income	$1,675	$1,427

Other comprehensive income, net of tax:
Change in unrealized losses on securities resulting from the reclassification of securities from held-to-maturity to available-for-sale	--	(134)

Change in unrealized holding gains (losses) on securities available-for-sale	237	(108)

Reclassification adjustments for losses recognized in income	--	8

Comprehensive Income	$1,912	$1,193

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre-hensive Income/(Loss)	Total Share-holders' Equity

Balance at January 1, 2000	$64	$64,324	$(4,239)	$(3,075)	$(13,227)	$39,914	$(605)	$83,156

ESOP shares earned	-	87	333	-	-	-	-	420

MRP shares earned	-	-	-	722	-	-	-	722

Net income	-	-	-	-	-	6,003	-	6,003

Issuance of stock to Foundation, net of related tax benefit	-	(1,766)	-	-	1,957	-	-	191

Purchase of treasury stock	-	-	-	-	(8,367)	-	-	(8,367)

Dividends declared ($.51 per share)	-	-	-	-	-	(2,531)	-	(2,531)

Change in unrealized gains/losses on securities resulting from the reclassification of securities from held-to-maturity to available-for-sale,net of tax effects	-	-	-	-	-	-	(134)	(134)

Change in fair value of securities, net of income taxes and reclassification effects	-	-	-	-	-	-	789	789

Balance at December 31, 2000	$64	$62,645	$(3,906)	$(2,353)	$(19,637)	$43,386	$50	$80,249

ESOP shares earned	-	43	83	-	-	-	-	126

MRP shares earned	-	-	-	180	-	-	-	180

Net income	-	-	-	-	-	1,675	-	1,675

Purchase of treasury stock	-	-	-	-	(2,890)	-	-	(2,890)

Dividends declared ($.13 per share)	-	-	-	-	-	(594)	-	(594)

Change in fair value of securities, net of income taxes and reclassification effects	-	-	-	-	-	-	237	237
Balance at March 31, 2001	$64	$62,688	$(3,823)	$(2,173)	$(22,527)	$44,467	$287	$78,983

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities
Net income	$1,675	$1,427
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	91	80
Amortization of discounts and premiums on securities	(9)	24
Net loss on sale of securities	-	13
Net gain on sale of real estate	(286)	-
Provision for loan losses	62	62
ESOP compensation expense	126	93
Stock award compensation expense	180	180
Change in
Deferred loan origination fees	(68)	103
Accrued interest receivable and other assets	66	111
Other liabilities and deferred income taxes	234	788
Net cash from operating activities	2,071	2,881

Cash flows from investing activities
Purchase of securities available-for-sale	-	(1,301)
Purchase of securities held-to-maturity	(2,000)	(2,248)
Proceeds from repayment of securities	656	924
Proceeds from sales of securities available-for-sale	-	310
Proceeds from calls and maturities of securities	12,710	435
Net change in loans	(1,234)	(9,021)
Capital expenditures, net	(117)	(64)
Proceeds from sale of real estate	500	-
Purchase of Federal Home Loan Bank stock	-	(418)
Net cash from investing activities	10,515	(11,383)

Cash flows from financing activities
Net increase in deposits	6,053	5,818
Net change in advances from Federal Home Loan Bank	(2,000)	7,500
Net change in advances from borrowers for insurance and taxes	(1,409)	(1,240)
Dividends paid	(626)	(580)
Purchase of treasury stock	(2,890)	(1,879)
Net cash from financing activities	(872)	9,619
Net change in cash and cash equivalents	11,714	1,117

Cash and cash equivalents at beginning of period	6,102	6,257
Cash and cash equivalents at end of period	$17,816	$7,374

See accompanying notes to condensed consolidated financial statements

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of March 31, 2001  and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000. The annualized results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected in the full year ending December 31, 2001.

NOTE 2 – SECURITIES

Effective January 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. As permitted by SFAS No.133, the Company reclassified some of its securities held-to-maturity to securities available-for-sale. The securities which were reclassified had an amortized cost of $15,605,733 and a fair value of $15,386,299 at January 1, 2000. The Company did not engage in hedge activities in 2001 or 2000.

NOTE 3 – EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the three month periods ended March 31, 2001 and 2000 is presented below:

	2001	2000

Earnings per common share
Net income attributable to common shareholders	$1,675	$1,427

Weighted average common shares outstanding	4,344	4,723
Add: shares committed to be issued to charitable foundation	0	150

Total weighted average common shares outstanding	4,344	4,873
Basic earnings per share	$.39	$.29

The Company’s outstanding stock options and stock awards were not considered in the computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive. In future years, outstanding stock options may be exercised which would increase the weighted average common shares outstanding and, thereby, dilute earnings per share. In addition, if the average common stock price were to exceed the exercise price of outstanding options in a future year, the assumed exercise of the options and/or the assumed issuance of the stock awards would have a dilutive effect on earnings per share for the future year. However, previously reported earnings per share and diluted earnings per share are not restated to reflect change in the status of changes in the relationship between exercise prices and average stock prices.

NOTE 4 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements.  The following is a summary of the Bank's regulatory capital at March 31, 2001.

	Core Capital	Risk based Capital
	(In thousands)
Regulatory capital	$67,318	$69,885
Minimum capital requirement to be consideredadequately capitalized	15,891	16,432

Excess regulatory capital overminimum requirement	$51,427	$53,453

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Total assets increased $1.8 million to $405.5 million at March 31, 2001 from $403.7 million at December 31, 2000. The increase in total assets consisted primarily of increases of $1.2 million in loans receivable and $11.7 million in cash and cash equivalents partially offset by a decrease in securities of $10.9 million.

Net loans receivable increased by $1.2 million from $275.5 million at December 31, 2000 to $276.7 million at March 31, 2001. The increase was due to the disbursement of $1.9 million to fund construction loans as well as the disbursement of $16.2 million to fund mortgage loans and a net increase in equity line of credit loans of $1.7 million offset by $3.7 million in paydowns on construction loans and $14.7 in paydowns on mortgage loans.

Securities decreased by $10.9 from $110.2 million at December 31, 2000 to $99.3 million at March 31, 2001. The decrease was primarily due to the maturity and call of $12.7 million in agency securities partially offset by the purchase of $2.0 million in securities. The securities were called away due to the falling interest rate environment during the first quarter of 2001.

Cash and cash equivalents increased by $11.7 million primarily due to the inflow of funds from the calls of securities and paydowns on mortgage and construction loans. The funds were deposited in interest-bearing deposit accounts with other financial institutions awaiting redeployment into mortgage loans and agency and municipal securities .

Total liabilities at March 31, 2001 were $326.5 million compared to $323.4 million at December 31, 2000, an increase of $3.1 million. Deposits increased by $6.1 million and were partially offset by decreases of $2.0 million in Federal Home Loan Bank advances and $1.4 million in advance payments by borrowers for taxes and insurance. The weighted average term to maturity of the Company’s Federal Home Loan Bank advances was  5 years, with a weighted average term to call of 7 months. Several advances were called away by the Federal Home Loan Bank and were not renewed by the Company due to sufficient incoming cash flows from loan paydowns and the calls of agency securities. The decrease in advance payments by borrowers for taxes and insurance was due to the payment of the first installment of taxes during the quarter.

Shareholders’ equity at March 31, 2001 was $79.0 million compared to $80.2 million at December 31, 2000 a decrease of $1.2 million. The decrease in equity was due primarily to the Company’s repurchase of  outstanding common stock of $2.9 million partially offset by net income of $1.7 million for the period. Equity at March 31, 2001 was also impacted by the declaration of a $594,000 cash dividend on common stock. The dividend was paid to stockholders in April 2001.

Comparison of Operating Results for the Three Months Ended  March 31, 2001 and March 31, 2000

General

Net earnings for the three months ended March 31, 2001 were $1,675,000, an increase of $248,000 from net earnings of $1,427,000 for the three months ended March 31, 2000. The increase in net earnings was attributable to increases in net interest income and noninterest  income, partially offset by increases in noninterest expense. Earnings per share also increased during the period as a result of the increase in net earnings and the Company’s repurchase of its common stock.

Interest Income

Interest income for the three months ended March 31, 2001 was $7.5 million, an increase of $740,000 from interest income of $6.8 million for the three months ended March 31, 2000. Interest income on loans increased by $790,000 due to increases in the volume of loans receivable and the weighted average yield earned on the loans. Interest income on securities  and mortgage-backed securities decreased by $106,000 due to decreases in the average outstanding balances of the Company’s securities portfolio.

Interest Expense

Interest expense for the three months ended March 31, 2001 was $3.8 million compared to $3.2 million for the three months ended March 31, 2000, an increase of $600,000. Interest expense on deposits increased by $400,000 due to increases in outstanding deposit balances and the rates paid on those deposits. Interest  expense on Federal Home Loan Bank advances increased by $200,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2001 remained consistent with the provision for loan losses for the three months ended March 31, 2000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process , periodically review the Bank’s allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management.  Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2001,  there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended March 31, 2001 was $454,000 compared to $141,000 for the three months ended March 31, 2000. The $313,000 increase in noninterest income was due primarily to a $286,000 gain on the sale of real estate  held for future expansion and a $14,000 increase in other income along with a $13,000 decrease in the loss on the sale of securities.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2001 was $1.6 million as compared to noninterest expense of $1.5 million for the three months ended March 31, 2000, an increase of $103,000. Compensation and benefits expense increased by $70,000 partially due to the hiring of additional bank personnel as a result of the continuing growth of the Bank and due to the standard annual salary adjustments for existing bank personnel. Occupancy and equipment expense increased by $32,000 due to increases in natural gas and other utility prices and due to increases in building maintenance such as snow plowing and snow removal.

Income Taxes

Income taxes were $875,000 for the three months ended March 31, 2001 compared to $773,000 for the three months ended March 31, 2000, an increase of $102,000. The increase in the provision for income taxes was primarily due to an increase of $350,000 in pretax earnings.

Liquidity and Capital Resources

The Company’s primary resource of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. First Security generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. First Security adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objective of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration. If First Security requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Chicago.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating  activities were $2.1 million and $2.9 million for the three months ended March 31, 2001 and March 31, 2000 respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments, offset by principal collections on loans, proceeds from maturity  and calls of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits ,  partially offset by  advances from FHLB of Chicago  and purchases of treasury stock and payment of dividends in 2001 and 2000.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period . At March 31, 2001, cash and short-term investments totaled $17.8 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

At March 31, 2001, the Company had outstanding commitments to originate loans of $8.3 million, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from March 31,  2001 totaled $133.9 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At March 31,  2001, First Security was in compliance with all applicable capital requirements. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

Impact Of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the current interest rate environment, the liquidity and maturity structure and quality of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on the operations and future prospects of the Bank and the subsidiaries include, but are not limited to, changes in:  interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Bank’s financial results, is included in the Bank’s filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In an attempt  to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. The Board of Directors reviews at least quarterly the Company’s interest rate risk position and profitability. The Board of Directors also reviews the Company’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company’s objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Company’s asset/liability position, including simulations of the effect on the Company’s capital of various interest rate scenarios.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other  non-certificate accounts. At March 31, 2001,  $103.2 million or 39.86% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues  to originate 30 year fixed rate residential loans for  portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans  have terms of 15 years or less or carry  adjustable interest rates.  In addition, the Company has instituted a construction lending program with the rates charged on construction loans based on the prime rate. Since the rates may be adjusted monthly the Company believes that construction loans are a beneficial tool in its interest rate risk management program.   Finally, the Company has focused a significant portion of its investment activities on securities with adjustable interest rates or terms of five years or less.  At  March 31, 2001, $7.0 million or 56.0% of the Company’s mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and  $17.4 million or 20.0% of the Company’s other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value (“NPV”) analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of  December 31,  2000,  the latest date for which information is available,  is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments. Even though the information presented reflects the Bank’s interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank’s current interest rate risk position.

Assumed Change In Interest Rates	$Amount	$Change in NPV	% Change in NPV
(Basis Points)	(Dollars in Thousands)
+ 300	54,786	(26,324)	(32)
+ 200	63,655	(17,455)	(22)
+ 100	72,778	(8,332)	(10)
----	81,110	----	----
- 100	86,661	5,551	7
- 200	91,762	10,652	13
- 300	98,665	17,555	22

Certain assumptions utilized in assessing the interest rate risk of thrift institutions were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although  there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank’s assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury  yield curve would cause significantly different changes to the NPV than indicated above.

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K.

a.	Reports on Form 8-K - none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC (Registrant)

By: /s/Julian E. Kulas
Julian E. Kulas Principal Executive Officer May 12, 2000

By: /s/Harry Kucewicz
Harry Kucewicz Chief Financial and Accounting Officer May 12, 2000