Form 10-Q
period 2001-06-30
FIRST SECURITYFED FINANCIAL INC
filed 2001-08-14
CIK 1042534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 00-23063

First SecurityFed Financial , Inc.

Exact Name of Registrant as Specified In Its Charter)

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

YES ☒ NO ☐

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2001

Common Stock, par value $0.01	4,439,785 shares

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS
Cash and due from banks	$8,949	$4,749
Interest-bearing deposit accounts in other financial institutions	2,435	1,353
Federal funds sold	12,000	-

Total cash and cash equivalents	23,384	6,102

Securities available-for-sale	25,426	31,894
Securities held-to-maturity (fair value of $67,436 in 2001
and $77,869 in 2000)	66,996	78,306
Loans, net of allowance for loan losses	279,401	275,454
Federal Home Loan Bank stock, at cost	7,455	3,330
Premises and equipment, net	3,272	3,513
Accrued interest receivable	3,075	3,346
Other assets	1,791	1,718

Total assets	$410,800	$403,663

LIABILITIES
Deposits
Non-interest-bearing	$10,506	$7,152
Interest-bearing	254,571	245,510

	265,077	252,662

Advance payments by borrowers for taxes and insurance	3,270	3,255
Advances from Federal Home Loan Bank	64,600	64,600
Accrued interest payable and other liabilities	2,455	2,897

Total liabilities	335,402	323,414

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 500,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 8,000,000
shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	62,747	62,645
Unearned ESOP shares	(3,742)	(3,906)
Unearned stock awards	(1,993)	(2,353)
Treasury stock, at cost; (1,927,715 shares in 2001 and 1,478,365 shares in 2000)	(27,182)	(19,637)
Retained earnings, substantially restricted	45,426	43,386
Accumulated other comprehensive income	78	50

Total shareholders’ equity	75,398	80,249

Total liabilities and shareholders’ equity	$410,800	$403,663

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2001	2000	2001	2000

Interest income
Loans	$11,613	$10,208	$5,839	$5,224
Securities	2,329	2,456	1,146	1,253
Mortgage-backed securities	841	1,098	375	545
Other interest-earning assets	313	133	194	70

Total interest income	15,096	13,895	7,554	7,092

Interest expense
Deposits	5,818	5,153	2,899	2,634
FHLB advances	1,755	1,496	867	807

Total interest expense	7,573	6,649	3,766	3,441

Net interest income	7,523	7,246	3,788	3,651

Provision for loan losses	123	123	62	62

Net interest income after provision for loan losses	7,400	7,123	3,726	3,589

Noninterest income
Net gain/(loss) on sale of securities	30	(29)	30	(16)
Net gain on sale of real estate held for expansion	286	-	-	-
Gain on sale of real estate owned	-	41	-	41
Other income	355	314	187	159

Total noninterest income	671	326	217	184

Noninterest expense
Compensation and benefits	1,996	1,845	1,008	927
Occupancy and equipment expense	381	340	176	167
Data processing expense	180	156	87	75
Federal deposit insurance premiums	67	63	33	32
Professional fees	87	78	61	53
Other operating expenses	487	509	255	261

Total noninterest expense	3,198	2,991	1,620	1,515

Income before income tax provision	4,873	4,458	2,323	2,258

Provision for income taxes	1,653	1,545	778	772

Net income	$3,220	$2,913	$1,545	$1,486

Earnings per share
Basic	$.76	$.60	$.38	$.31

Diluted	$.76	$.60	$.37	$.31

See accompanying notes to condensed consolidated financial statements.

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net Income	$3,220	$2,913	$1,545	$1,486

Other comprehensive income, net of tax:
Change in unrealized gains (losses) on
securities resulting from the reclassification
of securities from held-to- maturity to
available-for-sale	-	(134)	-	-

Change in unrealized holding gains (losses)
on securities available-for-sale	46	(61)	(191)	47
Reclassification adjustment for (gains) losses
recognized in income	(18)	18	(18)	10

Comprehensive Income	$3,248	$2,736	$1,336	$1,543

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)
(Unaudited)

							Accumulated
							Other	Total
		Additional	Unearned	Unearned			Compre-	Share-
	Common	Paid-in	ESOP	Stock	Treasury	Retained	hensive	holders'
	Stock	Capital	Shares	Awards	Stock	Earnings	Income	Equity

Balance at December 31, 2000	$64	$62,645	$(3,906)	$(2,353)	$(19,637)	$43,386	$50	$80,249

ESOP shares earned	-	102	164	-	-	-	-	266

Stock awards earned	-	-	-	360	-	-	-	360

Net income	-	-	-	-	-	3,220	-	3,220

Purchase of treasury stock	-	-	-	-	(7,545)	-	-	(7,545)

Dividends ($.26 per share)	-	-	-	-	-	(1,180)	-	(1,180)

Change in fair value of securities, net of income taxes and reclassification effects	-	-	-	-	-	-	28	28

Balance at June 30, 2001	$64	$62,747	$(3,742)	$(1,993)	$(27,182)	$45,426	$78	$75,398

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Six months ended
	June 30,
	2001	2000

Cash flows from operating activities
Net income	$3,220	$2,913
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	159	161
Amortization of discounts and premiums on securities	9	76
Net (gain)/loss on sales of securities	(30)	29
Net gain on sale of real estate held for expansion	(286)	-
Provision for loan losses	123	123
ESOP compensation expense	266	188
Stock award compensation expense	360	361
Federal Home Loan Bank stock dividend	(130)	(51)
Change in
Deferred loan origination fees	(240)	253
Accrued interest receivable and other assets	198	207
Other liabilities and deferred income taxes	(400)	173

Net cash from operating activities	3,249	4,433

Cash flows from investing activities
Purchase of securities available-for-sale	0	(1,301)
Purchase of securities held-to-maturity	(16,975)	(2,896)
Proceeds from repayment of securities	1,785	1,886
Proceeds from sales of securities available-for-sale	1,062	310
Proceeds from calls and maturities of securities	32,560	435
Net change in loans	(4,461)	(20,373)
Capital expenditures, net	(100)	(82)
Proceeds from sale of real estate	500	-
Purchase of Federal Home Loan Bank stock	(4,000)	(592)

Net cash from investing activities	10,371	(22,613)

Cash flows from financing activities
Net increase in deposits	12,415	9,308
Net change in advances from
Federal Home Loan Bank	-	11,850
Net change in advances from borrowers for insurance and taxes	15	305
Dividends paid	(1,223)	(1,200)
Purchase of treasury stock	(7,545)	(3,406)

Net cash from financing activities	3,662	16,857

Net change in cash and cash equivalents	17,282	(1,323)

Cash and cash equivalents at beginning of period	6,102	6,257

Cash and cash equivalents at end of period	$23,384	$4,934

See accompany notes to condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.  The annualized results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results expected in the full year ending December 31, 2001.

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

NOTE 3 – EARNINGS PER COMMON SHARE
A reconciliation of the numerator and denominator of the earnings per common share computation for the six and three month periods ended June 30, 2001 and 2000 is presented below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Basic earnings per share
Net income attributable to common shareholders	$3,220	$2,913	$1,545	$1,486

Weighted average common shares outstanding	4,227	4,772	4,113	4,720

Add: Shares committed to be issued to charitable foundation	-	50	-	50

Total weighted average common shares outstanding	4,227	4,822	4,113	4,770

Basic earnings per share	$.76	$.60	$.38	$.31

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Earnings per share assuming dilution
Net income attributable to common shareholders	$3,220	$2,913	$1,545	$1,486

Weighted average common shares outstanding	4,227	4,772	4,113	4,720

Add: Shares committed to be issued to charitable foundation	-	50	-	50

Dilutive effect of assumed exercises:
Stock Awards	-	-	2	-
Incentive Stock Options	-	-	17	-

Weighted average common and dilutive potential common shares outstanding	4,227	4,822	4,132	4,770

Diluted earnings per share	$.76	$.60	$.37	$.31

The Company’s outstanding stock options and stock awards were not considered in the six month 2001 and the three and six month 2000 computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive.

NOTE 4 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements.  The following is a summary of the Bank's regulatory capital at June 30, 2001:

	Core	Risk based
	Capital	Capital

	(In thousands)

Regulatory capital	$68,946	$71,629

Minimum capital requirement	16,353	17,530

Excess regulatory capital over minimum requirement	$52,593	$54,099

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets increased $7.1 million to $410.8 million at June 30, 2001 from $403.7 million at December 31, 2000. The increase in total assets consisted primarily of increases of $3.9 million in loans receivable, $17.3 million in cash and cash equivalents and $4.2 million in Federal Home Loan Bank stock partially offset by a decrease in securities of $17.8 million.

Net loans receivable increased by $3.9 million from $275.5 million at December 31, 2000 to $279.4 million at June 30, 2001. The increase was due to the disbursement of $5.0 million to fund construction loans as well as the disbursement of $45.0 million to fund mortgage loans and a net increase in equity line of credit loans of $3.2 million offset by $6.8 million in paydowns on construction loans and $42.1 million in paydowns on mortgage and other loans.

Securities decreased by $17.8 million from $110.2 million at December 31, 2000 to $92.4 million at June 30, 2001. The decrease was primarily due to the maturity and call of $32.6 million in agency securities, the sale of $1.0 million of securities and paydowns of $1.8 million on mortgage backed securities partially offset by the purchase of $17.0 million in municipal and agency securities.  Management believes that the securities were redeemed due to the falling interest rate environment during the first half of 2001.

Cash and cash equivalents increased by $17.3 million primarily due to the inflow of funds from the calls of securities. The funds were deposited in interest-bearing accounts with other financial institutions awaiting redeployemnt into mortgage loans and agency and municipal securities.

Federal Home Loan Bank stock increased by $4.2 million primarily due to stock purchases by the Bank. The stock issued by the Federal Home Loan Bank is liquid and pays a competitive quarterly dividend.

Total liabilities at June 30, 2001 were $335.4 million compared to $323.4 million at December 31, 2000, an increase of $12.0 million. The increase in liabilities was due primarily to an increase of $12.4 million in deposits.

Shareholders’ equity at June 30, 2001 was $75.4 million compared to $80.2 million at December 31, 2000, a decrease of $4.8 million. The decrease in equity was due primarily to the Company’s repurchase of outstanding common stock of $7.5 million partially offset by net income of $3.2 million for the period. Equity at June 30, 2001 was also impacted by dividends on the Company’s common stock. A cash dividend of $594,000 was paid in April 2001 and a cash dividend of $586,000 was declared in June 2001. The $586,000 dividend was paid to stockholders in July 2001.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and June 30, 2000

General
Net earnings for the six months ended June 30, 2001 were $3,220,000 an increase of $307,000 from net earnings of $2,913,000 for the six months ended June 30, 2000. The increase in net earnings was attributable to increases in net interest income and noninterest income partially offset by increases in noninterest expense. Earnings per share also increased during the period as a result of the increase in net earnings and the Company’s repurchase of its common stock.

Interest Income
Interest income for the six months ended June 30, 2001 was $15.1 million, an increase of $1.2 million from interest income of $13.9 million for the six months ended June 30, 2000. Interest income on loans increased by $1.4 million due to increases in the average loan balance.  Interest income on securities and mortgage-backed securities decreased by $384,000 due to decreases in the average outstanding balances of the Company’s securities portfolio. Interest income on other interest-earning assets increased by $180,000 due to increases in the average balances of Federal Home Loan Bank stock, interest-bearing accounts with the Federal Home Loan Bank and funds invested in overnight federal funds.

Interest Expense
Interest expense for the six months ended June 30, 2001 was $7.6 million compared to $6.6 million for the six months ended June 30, 2000, an increase of $1.0 million. Interest expense on deposits increased by $665,000 due to increases in outstanding deposit balances. Interest expense on Federal Home Loan Bank advances increased by $259,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision For Loan Losses
The provision for loan losses for the six months ended June 30, 2001 remained consistent with the provision for loan losses for the six months ended June 30, 2000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process , periodically review the Bank’s allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management.  Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income
Noninterest income for the six months ended June 30, 2001 was $671,000 compared to $326,000 for the six months ended June 30, 2000. The $345,000 increase in noninterest income was due primarily to a $286,000 gain on the sale of real estate held for future expansion along with a net increase in the gain on the sale of securities of $59,000.

Noninterest Expense
Noninterest expense for the six months ended June 30, 2001 was $3.2 million compared to noninterest expense of $3.0 million for the six months ended June 30, 2000, an increase of $200,000. Compensation and benefits expense increased by $151,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price, the hiring of additional bank personnel as a result of the continuing growth of the Bank and due to normal  annual salary adjustments for existing bank personnel. Occupancy and equipment expense increased by $41,000 due to increases in natural gas and other utility prices and due to increases in building maintenance such as snow plowing and snow removal. Data processing expense increased by $24,000 due to the temporary use of information technology specialists to assist the bank in upgrading its data processing systems.

Income Taxes
Income taxes were $1.7 million for the six months ended June 30, 2001 compared to $1.6 million for the six months ended June 30, 2000, an increase of $108,000. The increase in the provision for income taxes was primarily due to an increase of $415,000 in pretax earnings.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and June 30, 2000

General
Net earnings for the three months ended June 30, 2001 were $1,545,000, an increase of $59,000 from net earnings of $1,486,000 for the three months ended June 30, 2000. The increase in net earnings was attributable to an increase in net interest income of $137,000 due to increases in the average balances of interest bearing assets and liabilities. An increase of $33,000 in noninterest income was offset by an increase of $105,000 in noninterest expense. Earnings per share also increased during the period as a result of the increase in net earnings and the Company’s repurchase of its common stock.

Interest Income
Interest income for the three months ended June 30, 2001 was $7.6 million compared to $7.1 million for the three months ended June 30, 2000, an increase of $500,000.  Interest income on loans increased by $615,000 due to increases in the average balance of loans. Interest income on securities and mortgage-backed securities decreased by $277,000 due to decreases in the average outstanding balances of the Company’s securities portfolio. Interest income on other interest-earning assets increased by $124,000 due to increases in the average balances of Federal Home Loan Bank stock, interest-bearing accounts with the Federal Home Loan Bank and funds invested in overnight federal funds.

Interest Expense
Interest expense for the three months ended June 30, 2001 was $3.8 million compared to $3.4 million for the three months ended June 30, 2000, an increase of $400,000. Interest expense on deposits increased by $265,000 due to increases in outstanding deposit balances. Interest expense on Federal Home Loan Bank advances increased by $60,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.  Even though the outstanding balances of Federal Home Loan Bank advances increased, the impact on interest expense was somewhat moderated by the falling interest rate environment, during the first half of 2001.

Provision for Loan Losses
The provision for loan losses for the three months ended June 30, 2001 remained consistent with the provision for loan losses for the three months ended June 30, 2000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process , periodically review the Bank’s allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management.  Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income
Noninterest income for the three months ended June 30, 2001 was $217,000 compared to $184,000 for the three months ended June 30, 2000. The $33,000 increase in noninterest income was due to a net increase in the gain on the sale of securities of $46,000 and an increase of $28,000 in other income partially offset by a decrease of $41,000 in the gain on the sale of real estate owned.

Noninterest Expense
Noninterest expense for the three months ended June 30, 2001 was $1.6 million as compared to noninterest expense of $1.5 million for the three months ended June 30, 2000, an increase of $105,000. Compensation and benefits expense increased by $81,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price, the hiring of additional bank personnel as a result of the continuing growth of the Bank and due to normal annual salary adjustments for existing bank personnel. Data processing expense increased by $12,000 due to temporary use of information technology specialists to assist the bank in upgrading its data processing systems. Occupancy and equipment expense increased by $9,000 due to increases in utility prices and also due to repairs and maintenance performed on the buildings housing the Bank’s offices.

Income Taxes
Income taxes were $778,000 for the three months ended June 30, 2001 compared to $772,000 for the three months ended June 30, 2000. The increase in the provision for income taxes was due to an increase in pretax earnings.

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

Liquidity management is both a daily and long-term responsibility of management. First Security adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objective of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration. If First Security requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Chicago.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $3.2 million and $4.4 million for the six months ended June 30, 2001 and June 30, 2000 respectively.  Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, offset by principal collections on loans, proceeds from calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and Federal Home Loan Bank advances partially offset by purchases of treasury stock and the payment of dividends in 2001 and 2000.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period . At June 30, 2001, cash and short-term investments totaled $23.4 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

At June 30, 2001, the Company had outstanding commitments to originate loans of $7.3 million, $7.1 million of which had fixed interest rates and $200,000 of which had adjustable interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity, deposit growth or FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from June 30, 2001 totaled $137.9 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the OTS. At June 30, 2001, First Security was in compliance with all applicable capital requirements. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

Impact Of Inflation and Changing Prices
The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United State of America, which require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the current interest rate environment, the liquidity and maturity structure and quality of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

Safe Harbor Statement
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Bank and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Bank’s financial results, is included in the Bank’s filings with the Securities and Exchange Commission.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other non-certificate accounts. At June 30, 2001, $106.5 million or 40.11% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans have terms of 15 years or less or carry adjustable interest rates. In addition, the Company recently instituted a construction lending program with the rates charged on construction loans based on the prime rate.  Since the rates may be adjusted monthly, the Company believes that construction loans are a beneficial tool in its interest rate risk management program. Finally, the Company has focused a portion of its investment activities on securities with adjustable interest rates or terms of five years or less.  At June 30, 2001, $7.1 million or 65.1% of the Company’s mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and $12.2 million or 15.0% of the Company’s other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value (“NPV”) analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of March 31, 2001, the latest date for which information is available, and December 31,2000, is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments. Even though the information presented reflects the Bank’s interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank’s current interest rate risk position.

March 31,2001

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NP V

(Basis Points)	(Dollars in Thousands)

+ 300	$63,372	$(27,944)	(31)%
+ 200	72,508	(18,808)	(21)
+ 100	81,815	(9,501)	(10)
----	91,316	----	----
- 100	97,118	5,802	6
- 200	100,853	9,537	10
- 300	105,268	13,952	15

December 31,2000

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NP V

(Basis Points)	(Dollars in Thousands)

+ 300	$54,786	$(26,324)	(32)%
+ 200	63,655	(17,455)	(22)
+ 100	72,778	(8,332)	(10)
----	81,110	----	----
- 100	86,661	5,551	7
- 200	91,762	10,652	13
- 300	98,665	17,555	22

Certain assumptions utilized in assessing the interest rate risk of thrift institutions were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

Part II	Other Information

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company’s stockholders, held on April 25,2001, the stockholders considered the following proposals:

I.	The election of three directors of the Company

II.	The ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the fiscal year ending December 31, 2001.

The following directors were re-elected:

	For	Withheld	Total

Steve Babyk	3,973,903	64,976	4,038,879
Lila Maria Bodnar	3,973,903	64,976	4,038,879
George Kawka	3,973,903	64,976	4,038,879

The vote on proposal II was as follows:

	For	Against	Abstain	Non-Vote

Proposal II	3,934,269	91,460	13,150

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a.	Reports on Form 8-K - none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC
(Registrant)

By: /s/JULIAN E. KULAS

Julian E. Kulas
Principal Executive Officer
August 14, 2001

By: /s/HARRY KUCEWICZ

Harry Kucewicz
Chief Financial and Accounting Officer
August 14, 2001