Form 10-Q
period 2001-09-30
FIRST SECURITYFED FINANCIAL INC
filed 2001-11-14
CIK 1042534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:                  September 30, 2001

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                       to

Commission file number           00-23063

First SecurityFed Financial , Inc.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	36-4177515
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Chicago, Illinois	60622
(Address of Principal Executive Offices)	(Zip Code)

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

YES ☒ NO ☐

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2001
Common Stock, par value $0.01	4,264,190 shares

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS
Cash and due from banks	$5,987	$4,749
Interest-bearing deposit accounts in other financial institutions	2,154	1,353
Federal funds sold	6,050	-
Total cash and cash equivalents	14,191	6,102

Securities available-for-sale	24,880	31,894
Securities held-to-maturity (fair value of $82,565 in 2001 and $77,869 in 2000)	81,288	78,306
Loans, net of allowance for loan losses	285,108	275,454
Federal Home Loan Bank stock, at cost	9,526	3,330
Premises and equipment, net	3,258	3,513
Accrued interest receivable	3,404	3,346
Other assets	1,892	1,718
Total assets	$423,547	$403,663

LIABILITIES
Deposits
Non-interest-bearing	$10,137	$7,152
Interest-bearing	261,212	245,510
	271,349	252,662
Advance payments by borrowers for taxes and insurance	4,496	3,255
Advances from Federal Home Loan Bank	70,600	64,600
Accrued interest payable and other liabilities	3,315	2,897
Total liabilities	349,760	323,414

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	62,820	62,645
Unearned ESOP shares	(3,661)	(3,906)

Unearned stock awards

(1,812

)

(2,353

)

Treasury stock, at cost; (2,102,810 shares in 2001 and 1,478,365 shares in 2000)	(30,478

)

		(19,637)
Retained earnings	46,516	43,386
Accumulated other comprehensive income	338	50

Total shareholders’ equity	73,787	80,249

Total liabilities and shareholders’ equity	$423,547	$403,663

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income
Loans	$17,515	$15,702	$5,901	$5,494
Securities	3,406	3,723	1,077	1,267
Mortgage-backed securities	1,209	1,635	369	537
Other interest-earning assets	556	210	244	77
Total interest income	22,686	21,270	7,591	7,375

Interest expense
Deposits	8,578	7,982	2,761	2,829
FHLB advances	2,668	2,411	913	915
Total interest expense	11,246	10,393	3,674	3,744
Net interest income	11,440	10,877	3,917	3,631

Provision for loan losses	144	185	21	61
Net interest income after.provision for loan losses	11,296	10,692	3,896	3,570

Noninterest income
Net gain (loss) on sale of securities	32	(43)	2	(15)
Net gain on sale of real estate held for expansion	286	-	-	-
Gain on sale of real estate owned	-	41	-	-
Other income	507	471	152	158
Total noninterest income	825	469	154	143

Noninterest expense
Compensation and benefits	2,994	2,804	998	960
Occupancy and equipment expense	550	511	169	171
Data processing expense	271	227	91	71
Federal deposit insurance premiums	100	96	34	33
Professional fees	122	100	34	22
Other operating expenses	761	770	275	261
Total noninterest expense	4,798	4,508	1,601	1,518

Income before income tax provision	7,323	6,653	2,449	2,195

Provision for income taxes	2,473	2,254	820	709

Net income	$4,850	$4,399	$1,629	$1,486

Earnings per share
Basic	$1.18	$.93	$.42	$.32
Diluted	$1.17	$.93	$.41	$.32

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net Income	$4,850	$4,399	$1,629	$1,486

Other comprehensive income, net of tax:
Change in unrealized gains on securities resulting from the reclassification of securities from held-to-maturity to available-for-sale	-	(134)	-	-

Change in unrealized holding gains on securities available-for-sale	308	271	261	331
Reclassification adjustment for (gains) losses recognized in income, net of tax	(20)	26	(1)	9

Comprehensive Income	$5,138	$4,562	$1,889	$1,826

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

							Accumulated
							Other	Total
		Additional	Unearned	Unearned			Compre-	Share-
	Common	Paid-in	ESOP	Stock	Treasury	Retained	hensive	holders'
	Stock	Capital	Shares	Awards	Stock	Earnings	Income	Equity
Balance at December 31, 2000	$64	$62,645	$(3,906)	$(2,353)	$(19,637)	$43,386	$50	$80,249

ESOP shares earned	-	175	245	-	-	-	-	420

Stock awards earned	-	-	-	541	-	-	-	541

Net income	-	-	-	-	-	4,850	-	4,850

Purchase of treasury stock	-	-	-	-	(10,841)	-	-	(10,841)

Dividends ($.39 per share)	-	-	-	-	-	(1,720)	-	(1,720)

Change in fair value of securities, net of income taxes and reclassification effects	-	-	-	-	-	-	288	288

Balance at September 30, 2001	$64	$62,820	$(3,661)	$(1,812)	$(30,478)	$46,516	$338	$73,787

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC

CHICAGO, ILLINOIS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine months ended
	September 30,
	2001	2000
Cash flows from operating activities
Net income	$4,850	$4,399
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	240	239
Amortization of discounts and premiums on securities	32	114
Net (gain)/loss on sales of securities	(32)	43
Net gain on sale of real estate held for expansion	(286)	-
Net (gain) on real estate owned	-	(41)
Provision for loan losses	144	185
ESOP compensation expense	420	301
Stock award compensation expense	541	541
Federal Home Loan Bank stock dividend	(196)	(109)
Change in
Deferred loan origination fees	(311)	336
Accrued interest receivable and other assets	(232)	(63)
Other liabilities and deferred income taxes	64	196
Net cash from operating activities	5,234	6,141

Cash flows from investing activities
Purchase of securities available-for-sale	-	(1,551)
Purchase of securities held-to-maturity	(43,276)	(3,333)
Proceeds from repayment of securities	3,187	3,201
Proceeds from sales of securities available-for-sale	1,062	2,479
Proceeds from calls and maturities of securities	44,480	2,480
Net change in loans	(10,305)	(29,313)
Capital expenditures, net	(85)	(121)
Proceeds from sale of real estate	500	-
Purchase of Federal Home Loan Bank stock	(6,000)	(666)
Net cash from investing activities	(10,437)	(26,824)
Cash flows from financing activities
Net increase in deposits	18,687	11,205
Net change in advances from Federal Home Loan Bank	6,000	14,350
Net change in advances from borrowers for insurance and taxes	1,241	(1,138)
Dividends paid	(1,795)	(1,853)
Purchase of treasury stock	(10,841)	(5,728)
Net cash from financing activities	13,292	16,836

Net change in cash and cash equivalents	8,089	(3,847)

Cash and cash equivalents at beginning of period	6,102	6,257

Cash and cash equivalents at end of period	$14,191	$2,410

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.  The annualized results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected in the full year ending December 31, 2001.

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

NOTE 3 – EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the nine and three month periods ended September 30, 2001 and 2000 is presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Basic earnings per share

Net income attributable to common shareholders	$4,850	$4,399	$1,629	$1,486

Total weighted average common shares outstanding	4,123	4,754	3,916	4,620

Basic earnings per share	$1.18	$.93	$.42	$.32

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Earnings per share assuming dilution

Net income attributable to common shareholders	$4,850	$4,399	$1,629	$1,486

Weighted average common shares outstanding	4,123	4,754	3,916	4,620

Dilutive effect of assumed exercises:
Stock Awards	1	-	5	-
Incentive Stock Options	13	-	56	-
Weighted average common and dilutive potential common shares outstanding	4,137	4,754	3,977	4,620

Diluted earnings per share	$1.17	$.93	$.41	$.32

The Company’s outstanding stock options and stock awards were not considered in the  nine  month  and three month 2000 computations of diluted earnings per share due to the effects of assumed exercise would have been antidilutive.

NOTE 4 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements.  The following is a summary of the Bank's regulatory capital at September 30, 2001:

	Core	Risk based
	Capital	Capital
	(In thousands)
Regulatory capital	$70,774	$73,580

Minimum capital requirement	16,998	18,454

Excess regulatory capital over minimum requirement	$53,776	$55,126

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased $19.8 million to $423.5 million at September 30, 2001 from $403.7 million at December 31, 2000. The increase in total assets consisted primarily of increases of $8.1 million in cash and cash equivalents and  $9.6 million in loans receivable, and $6.2 million in Federal Home Loan Bank stock, partially offset by a decrease in securities of $4.0 million .

Net loans receivable increased by $9.6 million from $275.5 million at December 31, 2000 to $285.1 million at September 30, 2001. The increase was due to the disbursement of $11.6 million to fund construction loans as well as the disbursement of $68.4 million to fund mortgage loans and a net increase in equity line of credit loans of $3.4 million offset by $9.7 million in paydowns on construction loans and $63.9 million in paydowns on mortgage and other loans.

Securities decreased by $4.0 million from $110.2 million at December 31, 2000 to $106.2 million at September 30, 2001. The decrease was primarily due to the maturity and call of  $44.5 million in agency securities, the sale of $1.0 million of securities and paydowns of $3.2 million on mortgage backed securities partially offset by the purchase of $31.3 million in municipal and agency securities and $14.0 million in mortgage backed securities. Management believes that the securities were redeemed due to the falling interest rate environment existing during the majority of this year.

Cash and cash equivalents  increased by $8.1 million primarily due to the inflow of funds from the calls of securities and increases in deposit accounts. The funds were deposited in interest-bearing accounts with other financial institutions and overnight federal funds awaiting redeployment into mortgage loans, agency and municipal securities and mortgage backed securities.

Federal Home Loan Bank Stock increased by $6.2 million primarily due to stock purchases by the Bank. The stock issued by the Federal Home Loan Bank is liquid and pays a competitive quarterly dividend.

Total liabilities at September 30, 2001 were $349.8 million compared to $323.4 million at December 31, 2000, an increase of $26.4 million. The increase in liabilities was due primarily to increases of $18.6 million in deposits, $6.0 million in Federal Home Loan Bank Advances and $1.2 million in advance payments by borrowers for taxes and insurance.

Deposits increased due to the less volatile and less risky nature of these accounts in comparison to other types of consumer investment vehicles. Federal Home Loan Bank advances increased due to low rates being charged on these types of borrowings. The advances were then redeployed into higher yielding mortgage loan products.

Shareholders’ equity at September 30, 2001 was $73.8 million compared to $80.2 million at December 31, 2000 , a decrease of $6.4 million. The decrease in equity was due primarily to the Company’s repurchase of outstanding common stock of $10.8 million partially offset  by net income of $4.9 million for the period. Equity at September 30, 2001 was also impacted by dividends on the Company’s common stock. Three cash dividends totaling $1.7 million were declared during the nine month period ending September 30, 2001. The dividends were paid to stockholders in April, July and October 2001.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and September 30, 2000

General

Net earnings for the nine months ended September 30, 2001 were $4.9 million, an increase of $451,000 from net earnings of $4.4 million for the nine months ended September 30, 2000. The increase in net earnings was attributable to increases in net interest income and noninterest income partially offset by increases in noninterest expense.  Earnings per share also increased during the period as a result of the increase in net earnings and the Company’s repurchase of its common stock.

Interest Income

Interest income for the nine months ended September 30, 2001 was $22.7 million, an increase of $1.4 million from interest income of $21.3 million for the nine months ended September 30, 2000. Interest income on loans increased by $1.8 million due to increase in the average loan balance. Interest income on securities and mortgage-backed securities decreased by $743,000 due to decreases in the yields earned as securities have been called and proceeds reinvested at lower rates and decreases in the average outstanding balances of the Company’s securities portfolio. Interest income on other interest-earning assets increased by $346,000 due to increases in the average balances of Federal Home Loan Bank stock, interest-bearing accounts with the Federal Home Loan Bank and funds invested in overnight federal funds.

Interest Expense

Interest expense for the nine months ended September 30, 2001 was $11.2 million compared to $10.4 million for the nine months ended September 30, 2000, an increase of $800,000. Interest expense on deposits increased by $596,000 due to increases in average deposit balances. Interest expense on Federal Home Loan Bank advances increased by $257,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth. Even though the balances of both deposits and Federal Home Loan Bank advances increased, the impact on interest expense was moderated by the falling interest rate environment during 2001 resulting in a lower cost of funds for the Bank.

Provision For Loan Losses

The provision for loan losses for the nine months ended September 30, 2001 was $144,000 compared to $185,000 for the nine months ended September 30, 2000, a decrease of $41,000.  In August 2001, the Company received proceeds of $143,000 from the liquidation of Allied Fidelity Insurance Company,  which had guaranteed the principal and interest payments on the loan in which the Bank owned a participation interest.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process , periodically review the Bank’s allowance for  losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management.  Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2001,  there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the nine months ended September 30, 2001 was $825,000 compared to $469,000 for the nine months ended September 30, 2000. The $356,000 increase in noninterest income was due primarily to a $286,000 gain on the sale of real estate held for future expansion along with a net increase in the gain on the sale of securities of $75,000.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2001 was $4.8 million compared to noninterest expense of $4.5 million for the nine months ended September 30, 2000, an increase of $300,000. Compensation and benefits expense increased by $190,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock  price, the hiring of additional bank personnel as a result of the continuing growth of the Bank and due to normal annual salary adjustments for existing bank personnel.

Occupancy and equipment expense increased by $39,000 due to increases in natural gas and other utility prices and due to increases in building maintenance such as snow plowing and snow removal in early 2001.  Professional fees increased by $22,000 primarily due to legal fees incurred by the Bank on the reduction of real estate taxes assessed on the Bank’s buildings. Professional fees were also impacted by the reporting requirements imposed upon public companies. Data processing expense increased by $44,000 due to the temporary use of information technology specialists to assist the Bank in upgrading its data processing systems. Data processing expense was also affected by fees incurred by the Bank for the performance of information technology security audits on its computer network.

Income Taxes

Income taxes were $2.5 million for the nine months ended September 30, 2001 compared to $2.3 million for the nine months ended September 30, 2000, an increase of $219,000. The increase in the provision for income taxes was primarily due to an increase of $670,000 in pretax earnings.

Comparison of Operating Results for the Three Months Ended  September 30, 2001 and September  30, 2000

General

Net earnings for the three months ended September 30, 2001 were $1.6 million, an increase of $143,000 from net earnings of $1.5 million for the three months ended September 30, 2000. The increase in net earnings was attributable to an increase in net interest income of $286,000 .Earnings per share also increased during the period as a result of the increase in net earnings and the Company’s repurchase of its common stock.

Interest Income

Interest income for the three months ended September 30, 2001 was $7.6 million compared to $7.4 million for the three months ended September 30, 2000, an increase of $200,000.

Interest income on loans increased by $407,000 due to increases in the average balances of loans. Interest income on securities and mortgage-backed securities decreased by $358,000 due to decreases in the yields earned as securities have been called and proceeds reinvested at lower rates and decreases in the average outstanding balances of the Company’s securities portfolio.  Interest income on other interest-earning assets increased by $167,000 due to increases in the average balances of Federal Home Loan Bank stock, interest-bearing accounts with the Federal Home Loan Bank and funds invested in overnight federal funds.

Interest Expense

Interest expense for the three months ended September 30, 2001 was $3.7 million which was fairly consistent with interest expense of $3.7 million for the three months ended September 30, 2000. Even though the average outstanding balances of both deposits and Federal Home Loan Bank advances increased, the impact on interest expense was moderated by the falling interest rate environment during 2001.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2001 was $21,000 compared to $61,000 for the three months ended September 30, 2000, a decrease of $40,000.  See discussion in the Comparison of Operating Results for the Nine Months Ended September 30, 2001 and September 30, 2000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management.  Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September  30, 2001,  there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended September 30, 2001 was $154,000 compared to $143,000 for the three months ended September 30, 2000. The $11,000 increase in noninterest income was due to a net increase in the gain on the sale of securities of $17,000 partially offset by a decrease of $6,000 in other income.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2001 was $1.6 million as compared to noninterest expense of $1.5 million for the three months ended September 30, 2000, an increase of $83,000. Compensation and benefits expense increased by $38,000 partially due to an increase in ESOP expense resulting from an increase in the company’s stock price, the hiring of additional bank personnel as a result of the continuing growth of the Bank and due to normal annual salary adjustments for existing bank personnel. Data processing expense increased by $20,000 primarily due to fees incurred by the Bank for the performance of information technology security audits on its computer network. Data processing expense was also impacted by an annual increase in fees by the Bank’s on-line service provider due to increases in numbers of accounts maintained on the on-line system. Professional fees increased by $12,000 due to legal fees incurred by the Bank in the reduction of real estate taxes assessed on the Bank’s buildings.

Income Taxes

Income taxes were $820,000 for the three months ended September 30, 2001 compared to $709,000 for the three months ended September 30, 2000. The increase in the provision for income taxes was due to an increase in pretax earnings.

Liquidity and Capital Resources

The Company’s primary resource of funds are deposits , proceeds from calls and maturities of securities, and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning investments, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration. If First Security requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Chicago.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating  activities were $5.2 million and $6.1 million for the nine  months ended September  30, 2001 and September 30, 2000 respectively.  Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, offset by principal collections on loans, proceeds from  calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and Federal Home Loan Bank advances partially offset by purchases of treasury stock and  the payment of dividends.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period . At September  30, 2001, cash and cash equivalents totaled $14.2 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

At September  30, 2001, the Company had outstanding commitments to originate loans of $6.6 million, all  of which had fixed interest rates. As of the same date, the Company also had outstanding commitments to fund construction loans of $10.9 million, all of which had interest rates based on the prime rate. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity,  deposit growth or FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from September  30, 2001 totaled $141.9 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

First Security is subject to various regulatory capital requirements imposed by the OTS. At September 30, 2001, First Security was in compliance with all applicable capital requirements. See Note 4 of the Notes to Condensed  Consolidated Financial Statements.

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

New Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued by the Financial Accounting Standards Board (FASB). SFAS 141, “Business Combinations”, no longer permits the use of the pooling-of-interests method and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. This accounting standard will have no effect on the Company’s financial statements unless the Company enters into a business combination transaction.

SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002. This pronouncement will not have a material effect on the Company’s financial statements.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other  non-certificate accounts. At September 30, 2001,  $109.5 million or 40.35% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues  to originate 30 year fixed rate residential loans for  portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans  have terms of 15 years or less. In addition, the Company recently instituted a construction lending program with the rates based on the prime rate.  Since the rates may be adjusted monthly, the Company believes that construction loans are a beneficial tool in its interest rate risk management program. Finally, the Company has focused a portion of its investment activities on securities with adjustable interest rates or terms of five years or less.  At  September 30, 2001, $6.0 million or 27.5% of the Company’s mortgage-backed securities had adjustable interest rates or terms to maturity (or anticipated average lives in the case of collateralized mortgage obligations) of five years or less and  $6.5 million or  7.7% of the Company’s other securities had adjustable interest rates or terms to maturity of five years or less.

Management utilizes the net portfolio value (“NPV”) analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Presented below, as of  June 30 2001,  the latest date for which information is available, and December 31, 2000,  is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments. Even though the information presented reflects the Bank’s interest rate risk position at the close of the prior quarter, management believes that it is helpful in assessing the Bank’s current interest rate risk position.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

	June 30, 2001

Assumed Change		$ Change in	% Change in
In Interest Rates	$ Amount	NPV	NP V
(Basis Points)	(Dollars in Thousands)
+ 300	$62,771	$(28,069)	(31)%
+ 200	71,898	(18,942)	(21)
+ 100	81,492	(9,348)	(10)
----	90,840	----	----
- 100	96,996	6,156	7
- 200	101,228	10,388	11
- 300	105,818	14,978	16

	December 31, 2000
Assumed Change		$ Change in	% Change in
In Interest Rates	$ Amount	NPV	NPV
(Basis Points)	(Dollars in Thousands)
+ 300	$54,786	$(26,324)	(32)%
+ 200	63,655	(17,455)	(22)
+ 100	72,778	(8,332)	(10)
----	81,110	----	----
- 100	86,661	5,551	7
- 200	91,762	10,652	13
- 300	98,665	17,555	22

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
(Registrant)

By: /s/Julian E. Kulas
Julian E. Kulas
Principal Executive Officer
November 14, 2001

By: /s/Harry Kucewicz
Harry Kucewicz
Chief Financial and Accounting Officer
November 14, 2001