Form 10-K
period 2001-12-31
FIRST SECURITYFED FINANCIAL INC
filed 2002-04-01
CIK 1042534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-23063

FIRST SECURITYFED FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36–4177515
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

936 North Western Avenue, Chicago, Illinois	60622
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: (773) 772-4500

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

YES  ☒  NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of February 28, 2002, the Registrant had 4,138,690 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on February 28, 2002 was $65.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2001.

PART III of Form 10-K - Proxy Statement for 2002 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

First SecurityFed Financial, Inc. (“First SecurityFed” or the “Company”), and its wholly-owned subsidiary, First Security Federal  First Savings Bank (“First Security” or the “Bank”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission.  These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in First SecurityFed’s reports to shareholders and in other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

•                                          the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•                                          the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•                                          inflation, interest rate, market and monetary fluctuations;

•                                          the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•                                          the willingness of users to substitute our products and services for products and services of our competitors;

•                                          our success in gaining regulatory approval of our products and services, when required;

•                                          the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•                                          the impact of technological changes;

•                                          acquisitions;

•                                          changes in consumer spending and saving habits; and

•                                          our success at managing the risks involved in the foregoing.

The list of important factors stated above is not exclusive.  We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First SecurityFed or First Security.

PART I

Item 1.  Business

General

First SecurityFed Financial, Inc., which we refer to as the Company, is a Delaware corporation that was formed in 1997 by First Security Federal Savings Bank for the purpose of becoming a savings and loan holding company.  The Company owns all of the outstanding capital stock of First Security Federal Savings Bank, which we refer to as First Security or the Bank.

As a community-oriented financial institution, First Security seeks to serve the financial needs of communities in its ethnically diverse market area.  We have achieved a significant penetration in our market area by engaging in substantial community service activities and targeting marketing initiatives focused on groups within our market area.

Our business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate, construction, consumer and other loans in our market area. We also invest in mortgage-backed and other securities and other permissible investments.

The Bank offers a variety of accounts having a range of interest rates and terms.  Our deposits include passbook and NOW accounts, money market accounts and certificate accounts with terms of three months to five years.  We solicit deposits only in our primary market area and do not accept brokered deposits.

Market Area

Our main office is located in Chicago, Illinois and our branch offices are located in Chicago, Illinois, Philadelphia, Pennsylvania and Rolling Meadows, Illinois.

Our Western Avenue office is located on the near northwest side of Chicago in the “Ukrainian Village” community, a middle-income community where the Bank has focused its operations since 1964.  This community is located approximately two and one half miles to the northwest of downtown Chicago and approximately three miles west of Lake Michigan.  The majority of the community’s many businesses are small and local companies.  Residences within the community consist primarily of two- to four-family flats and single family homes although there are also mid-size apartment buildings.  Real estate values within this community have risen sharply over the last ten years as “gentrification” has begun to occur as a result of the community’s proximity to downtown Chicago.

Our Milwaukee Avenue office was opened in 1993 and is located in the “Norwood Park” neighborhood of Chicago.  This community is a stable middle income area which also has many residents of Eastern European descent.  Residences within the community consist primarily of single family homes as well as two and three flats and small apartment buildings.  This area is located approximately eight miles northwest of downtown Chicago.

Our Philadelphia branch was acquired in 1994 through a purchase from the Resolution Trust Corporation.  The branch is located in a moderate income neighborhood of Philadelphia known as “Rhawnhurst.”  The community is home to many persons of Eastern European heritage, including new immigrants.  Residences within the community consist primarily of single family row houses and, to a lesser extent, small apartment buildings.

Our suburban Chicago branch was opened in 1977 and is located in Rolling Meadows, Illinois, an upper middle class community located to the northwest of Chicago, near the western border of Palatine, Illinois.  Over the last 20 years, Rolling Meadows has experienced significant population and commercial growth.  However, as a result of competition, the branch’s deposit and loan growth has been modest.

Lending Activities

General.  Our principal lending activity is originating for our portfolio fixed and, to a much lesser extent, adjustable rate (“ARM”) mortgage loans secured by one- to four-family residences located primarily in our market area.  First Security also originates multi-family and commercial real estate, construction, home equity, consumer and other loans in its market area. At December 31, 2001, our loans receivable, net totaled $287.5 million.  See “- Originations of Loans.”

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$207,067	68.60%	$212,863	75.32%	$200,201	80.58%	$182,452	82.23%	$154,819	81.66
Construction	23,371	7.74	11,745	4.16	3,800	1.53	—	—	—	—
Multi-family	28,659	9.50	19,272	6.82	13,389	5.39	11,313	5.10	10,999	5.80
Commercial	24,546	8.13	20,845	7.38	15,304	6.16	11,535	5.20	9,308	4.91
Mixed use(1)	7,931	2.63	8,972	3.17	9,084	3.65	9,898	4.46	7,927	4.18
Total real estate loans	291,574	96.60	273,697	96.85	241,778	97.31	215,198	96.99	183,053	96.55

Consumer loans:
Share loans	1,004	0.33	1,368	0.48	1,164.47		1,091	0.49	1,421	0.75
Automobile	—	—	—	—	3.01		14	0.01	41	0.01
Home equity	8,847	2.93	7,147	2.53	5,103	2.05	5,158	2.32	4,602	2.43
Home improvement	—	—	—	—	—	—	10	0.01	6	0.01
Other	398	0.14	383	0.14	402.16		398	0.18	379	0.20
Total consumer loans	10,249	3.40	8,898	3.15	6,672	2.69	6,671	3.01	6,449	3.40
Loans secured by leases	—	—	—	—	—	—	—	—	81	0.05
Total loans	301,823	100.00%	282,595	100.00%	248,450	100.00%	221,869	100.00%	189,583	100.00%

Less:
Construction loans in process	9,576		2,777		3,467		—		—
Deferred fees and discounts	1,991		1,803		1,500		1,489		1,496
Allowance for losses	2,806		2,561		2,315		2,069		1,828
Total loans receivable, net	$ 287,450		275,454		$ 241,168		218,311		$ 186,259

(1) Mixed use refers to real estate on which the borrower both resides and conducts a business.

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$202,753	67.18%	$204,971	72.53%	$193,552	77.90%	$175,246	78.99%	$143,882	75.89%
Multi-family	28,659	9.50	19,272	6.82	13,389	5.39	11,313	5.10	10,999	5.80
Commercial	16,615	5.50	15,740	5.57	12,668	5.10	8,625	3.89	7,649	4.04
Mixed use(1)	7,931	2.63	8,972	3.17	9,084	3.66	9,444	4.26	7,446	3.93
Total real estate loans	255,958	84.81	248,955	88.09	228,693	92.05	204,628	92.24	169,976	89.66
Consumer	1,402	0.46	1,751	0.62	1,569	0.63	1,513	0.68	1,847	0.97
Loans secured by leases	—	—	—	—	—	—	—	—	81	0.04
Total fixed-rate loans	257,360	85.27	250,706	88.71	230,262	92.68	206,141	92.92	171,904	90.67

Adjustable-Rate Loans
Real estate:
One-to-four-family	4,314	1.43	7,892	2.79	6,649	2.68	7,206	3.25	10,937	5.77
Multi-family	—	—	—	—	—	—	—	—	—	—
Commercial	7,931	2.63	5,105	1.81	2,636	1.06	2,910	1.31	1,659	0.88
Mixed use	—	—	—	—	—	—	454	0.20	481	0.25
Construction	23,371	7.74	11,745	4.16	3,800	1.53	—	—	—	—
Consumer	8,847	2.93	7,147	2.53	5,103	2.05	5,158	2.32	4,602	2.43
Total adjustable-rate loans	44,463	14.73	31,889	11.29	18,188	7.32	15,728	7.08	17,679	9.33
Total loans	301,823	100.00%	282,595	100.00%	248,450	100.00%	221,869	100.00%	189,583	100.00%

Less:
Construction loans in process	9,576		2,777		3,467		—		—
Deferred fees and discounts	1,991		1,803		1,500		1,489		1,496
Allowance for losses	2,806		2,561		2,315		2,069		1,828
Total loans receivable, net	$287,450		$275,454		$241,168		$218,311		$186,259

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at December 31, 2001.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final payment is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to four-family Residential		Multi-family, Construction and Commercial Real Estate		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During Years Ending December 31,	(Dollars in Thousands)
2002	$2,460	7.49%	$28,414	6.52%	$1,942	8.79%	$32,816	6.73%
2003 to 2004	8,567	8.08	11,835	8.59	1,697	8.42	22,099	8.38
2005 and 2006	8,729	7.29	23,287	8.55	6,610	8.32	38,626	8.23
2007 to 2011	15,976	7.36	7,534	9.18	—	—	23,510	7.94
2012 to 2021	52,890	7.05	4,985	8.34	—	—	57,875	7.16
2022 and following	118,445	7.55	8,452	7.91	—	—	126,897	7.57
Total	$207,067	7.42	$84,507	7.85	$10,249	8.43	$301,823	7.57

The total amount of loans due after December 31, 2002 which have predetermined interest rates is $253.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $15.9 million.

Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans).  At December 31, 2001, based on the above, the Bank’s regulatory loans-to-one borrower limit was approximately $11.2 million.  On the same date, the Bank had no borrowers with outstanding balances in excess of this amount.   As of December 31, 2001, the largest dollar amount outstanding or committed to be lent to one borrower or, group of related borrowers, was $2.6 million, secured by mortgage loans on several multi-family residential properties in the metropolitan Chicago area.  At December 31, 2001, this loan was performing in accordance with its  terms.  As of the same date, there were 24 other lending relationships with carrying values in excess of $1.0 million.

All of the Bank’s lending is subject to its written underwriting standards and to loan origination procedures.  Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank’s appraisal policy). The loan applications are designed primarily to determine the borrower’s ability to repay, and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations.  All mortgage loans currently originated by First Security are approved by the loan committee, currently comprised of Directors Babyk, Gawryk and Nadzikewycz and Vice President Korb, and ratified by the full Board of Directors.

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

One- to Four-Family Residential Real Estate Lending.  The cornerstone of our lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Bank focused its residential lending activities on fixed rate loans with terms up to 30 years.  In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to offer 15 year and 10 year fixed rate loans as well as ARMs (although, as a result of customer preference, the ARM loan volume has been limited).  Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.  All mortgage loans currently originated by the Bank are retained and serviced by it.

We currently offer fixed-rate mortgage loans with maturities from 10 to 30 years.  We also offer fixed rate balloon products with a 30 year amortization schedule which are due in three or five years and which, under certain circumstances, may be extended for an additional term of up to three or five years, as applicable.  As of December 31, 2001, we had $16.7 million of fixed rate loans with original terms of 10 years or less (most of which were three or five year balloon loans), $66.8 million of fixed rate loans with original terms of 10-15 years and $119.3 million of fixed rate loans with original terms of more than 15 years.  See “– Originations of Loans.”

We also originate fixed rate home equity loans with terms of up to ten years. These loans are written so that the total balance does not exceed the lesser of $50,000 or 75% of the appraised value of the security property when combined with the balance of the first mortgage lien.  At December 31, 2001, we had $2.6 million of home equity loans, all of which are classified in the tabular data as one- to four-family residential loans.

The Bank also offers ARM loans which carry interest rates which adjust at a margin (generally 250 basis points) over the yield on the One Year and the Three Year Average Monthly U.S. Treasury Constant Maturity Indexes (“CMT”).   Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for a cap on annual interest rate changes of 200 basis points and a lifetime cap generally of 600 basis points over the initial rate.  Initial interest rates offered on  our ARM loans may be approximately 100-150 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate.   As a result, the risk of default on these loans may increase as interest rates increase. At December 31, 2001, one- to four-family ARMs totaled $4.3 million or 1.43% of the Bank’s total loan portfolio.

We generally lend up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans; provided, however, that private mortgage insurance is obtained in an amount sufficient to reduce our exposure to not more than 80% of the sales price or appraised value, as applicable.   The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property.   Non-owner occupied one- to four-family loans may pose a greater risk to the Bank than traditional owner occupied one- to four-family loans.  In underwriting one- to four-family residential real estate loans, we currently evaluate the borrower’s ability to make principal, interest and escrow payments, the borrower’s credit history, the value of the property that will secure the loan and debt to income ratios.

Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization.  Our underwriting practices do not comply in every way with those required by most purchasers in the secondary market.  For instance, the Bank, on occasion, will lend to borrowers that have income/debt service ratios below that required by many secondary market purchasers.  In that event, we require that the borrower have other attributes which justify approving a loan, such as a favorable repayment record with the Bank on previous lending relationships, favorable cash flow, a low loan to value ratio or other assets which can be used as additional collateral.  We have found that non-compliance with secondary market standards at the time of origination does not in and of itself cause credit problems since the Bank has engaged in this type of lending for many years and our overall delinquency experience on these loans has been satisfactory to date.  In addition, these loans, once seasoned, generally are saleable on the secondary market.  Furthermore, we have found that these policies and procedures help us maintain and improve our customer relations, and the Bank’s reputation in the communities we serve.

While we seek to originate most of our one- to four-family residential loans in amounts which are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum, we do make one- to four-family residential loans in amounts in excess of such maximum.  Our delinquency experience on such loans has been similar to our experience on our other residential loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Multi-family and Commercial Real Estate Lending.   In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank originates permanent multi-family and commercial real estate loans secured by properties in its primary market area.  As a result of the strong economy in our Chicago market area, increased customer demand and an increased emphasis on this lending on our part, we have been able to increase our holdings of these types of loans over the last several years.  At December 31, 2001, we had multi-family loans totaling $28.7 million, or 9.50% of our total loan portfolio, and $32.5 million in commercial and mixed use real estate loans, representing 10.76% of the total loan portfolio.

Our multi-family loan portfolio consists primarily of loans secured by 24 or fewer units.  Our  commercial real estate loans  are primarily secured by retail stores, small office buildings, store/apartment complexes, taverns and store front offices.

Our multi-family real estate loans generally carry a maximum term of five years and have fixed rates; most of these loans are five year balloons with a 25 year or more amortization schedule.  These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property.  Most of our commercial real estate loans are five year balloon loans with fixed rates of interest. Also included in our commercial real estate loans are $7.9 million of lines of credit secured by commercial real estate with floating interest rates tied to the prime rate of interest.  Commercial real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property.

Appraisals on properties securing multi-family and commercial real estate loans in excess of $250,000 are performed by an independent appraiser designated by our at the time the loan is made.  All appraisals on multi-family and commercial real estate loans are reviewed by our loan committee.  In addition, our underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property.  We obtain personal guarantees on these loans.

At December 31, 2001, our largest commercial real estate or multi-family loan outstanding totaled $1.2 million and was secured by a 16 unit apartment building located in Chicago, Illinois.  The loan was performing in accordance with its terms as of that date.

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

Construction Lending.  We originate construction loans to builders, developers and individuals to finance development of one to four family, multi-family and, to a lesser extent, small commercial properties.  Most of these loans do not have prearranged takeout financing at the time of commitment and most of the underlying projects do not have tenants or buyers at the time of commitment.

We significantly increased our construction lending activities over the last several years primarily as a result of a favorable economic climate, particularly within our Chicago market area.  These loans generally carry interest rates that float with the prime rate of interest and have maturities of one year or less.

The Bank requires independent appraisals with a loan to value ratio not in excess of 80%.   Disbursements are made in increments as construction progresses, and inspections warrant. Land loans do not exceed 60% of the appraised value or actual cost.

As of December 31, 2001, the Bank had committed $23.4 million to borrowers for construction loans.  As of this same date, $13.8 million of the committed funds have been disbursed.

Consumer Lending.  Management believes that offering consumer loan products helps to expand the Bank’s customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools.  We originate a variety of different types of consumer loans, including home equity lines of credit, and deposit account loans for household and personal purposes.  Due to the tax advantages to the borrower of home equity lines of credit, we have focused our recent consumer lending activities primarily on home equity lines of credit.  At December 31, 2001 consumer loans totaled $10.2 million or 3.40% of total loans outstanding.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  Other than the home equity lines of credit, the Bank’s consumer loans are made at fixed interest rates, with terms of up to five years.

Our home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property.  These loans are written with fixed terms of up to five years and carry interest rates that float with the prime rate of interest.  At December 31, 2001, our home equity lines of credit totaled $8.8 million outstanding, or 2.93% of our total loan portfolio.

The underwriting standards we employ for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Originations of Loans

Real estate loans are originated by our staff through walk-ins and referrals from existing customers or real estate agents.

Our ability to originate loans is dependent upon customer demand for loans in our market and to a lesser extent, customer service and marketing efforts.  Demand is affected by both the local economy and the interest rate environment.  As a result of the strong real estate market in our primary market areas and our emphasis on customer service and community outreach, the Bank has experienced significant loan growth in recent years.   See “— Market Area.”  However, as a result of consumer demand, most recent originations have carried fixed rather than adjustable rates.  Under current policy, all loans we originate are retained in our portfolio. See “— One- to Four- Family Residential Lending” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in the Annual Report attached as Exhibit 13 hereto.

As a reflection of our emphasis on customer service, we have not sold loans in the past  but may do so in the future to manage interest rate risk. Servicing of such loans would be retained by us.

The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$18,288	$3,030	$2,543
- multi-family	5,001	—	—
- commercial	1,250	—	—
Total adjustable rate	24,539	3,030	2,543
Fixed rate:
Real estate - one- to four-family	72,718	57,544	62,460
- multi-family	13,460	10,230	5,953
- commercial	10,600	12,911	6,096
Non-real estate - consumer	5,721	1,538	2,451
Total fixed-rate	102,499	82,223	76,960
Total loans originated	127,038	85,253	79,503

Principal repayments	(114,615)	(50,420)	(56,390)

Increase (decrease) in other items, net	(427)	(547)	(256)
Net increase	$11,996	$34,286	$22,857

Delinquencies and Non-Performing Assets

Delinquency Procedures.  When a borrower fails to make a required payment on a loan, we attempt to cure the delinquency by contacting the borrower.  Generally, our personnel work with the delinquent borrower on a case by case basis to solve the delinquency.  Generally, a late notice is sent on all delinquent loans followed by a phone call after the thirtieth day of delinquency.  Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date.  If the loan is contractually delinquent for 90 days, we may institute appropriate action to foreclose on the property.  Generally, after 120 days, foreclosure procedures are initiated.  If foreclosed, the property is sold at public sale and may be purchased by the Bank.

Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or fair value less estimated selling costs.  After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized.

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at December 31, 2001.

	Loans Delinquent For:						Total Loans Delinquent 60 Days or More
	60-89 Days			90 Days and Over
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	14	$1,009	0.49%	13	$887	0.43%	27	$1,896	0.92%
Commercial	2	195	0.79%	2	465	1.89%	4	660	2.69%
Mixed Use	—	—	—	1	81	1.02%	1	81	1.02%
Consumer	—	—	—	8	7	0.06%	8	7	0.06%

Total	16	$1,204	0.40%	24	$1,440	0.48%	40	$2,644	0.88%

Classification of Assets.  Federal regulations require that each savings institution classify its own assets on a regular basis.  In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  Substandard, Doubtful and Loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses.  If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance.  If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the District Director of the OTS.

On the basis of management’s review of its assets, at December 31, 2001, it had classified a total of $1.4 million of its loan and other assets as follows:

At December 31, 2001
(In Thousands)
Substandard	$1,435
Doubtful assets	5
Loss assets	—
Total	$1,440
General loss allowance	$2,806
Specific loss allowance	$—
Recoveries, net	$(101)

Our classified assets consist of the non-performing loans referred to below.

Non-Performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Accrued interest on loans delinquent 90 days or more is credited to an interest reserve account which offsets the amount of capitalized interest in loans receivable.  See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$433	$680	$—	$9	$9
Commercial real estate	206	110	—	—	—
Mixed Use	—	235	—	—	—
Total	639	1,025	—	9	9

Accruing loans delinquent 90 days or more:
One- to four-family	454	208	934	459	614
Multi-family	—	—	25	224	—
Commercial real estate	259	237	360	313	566
Mixed Use	81	82	—	—	—
Consumer	7	9	8	7	194
Total	801	536	1,327	1,003	1,374

Foreclosed assets:
One- to four-family	—	—	66	—	—
Commercial real estate	—	—	—	—	—
Total	—	—	66	—	—

Non-performing leases	—	—	—	—	81

Total non-performing assets	$1,440	$1,561	$1,393	$1,012	$1,464

Total as a percentage of total assets	0.33%	0.39%	0.37%	0.30%	0.46%

For the years ended December 31, 2001 and December 31, 2000, gross interest income (less additions to the interest reserve) which would have been recorded had the non-accruing loans (and accruing loans delinquent 90 days or more) been current in accordance with their original terms amounted to $168,000 and $123,000, respectively.  No interest income was recognized on non-accruing loans for the years ended December 31, 2001 and December 31, 2000, respectively.

Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2001, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management considers its non-performing and “of concern” assets in establishing its allowance for loan losses.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Balance at beginning of period	$2,561	$2,315	$2,069	$1,828	$1,520

Charge-offs:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	42	—	—	—	—
Construction or development	—	—	—	—	—
Consumer	—	—	—	5	2
Leases	—	—	—	—	432
	42	—	—	5	434

Recoveries:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction or development	143	—	—	—	—
Consumer	—	—	—	—	4
Leases	—	—	—	—	—
	143	—	—	—	4

Net (charge-offs) recoveries	101	—	—	(5)	(430)
Additions charged to operations	144	246	246	246	738
Balance at end of period	$2,806	$2,561	$2,315	$2,069	$1,828

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.04)%	—%	—%	—%	0.25%

Ratio of net charge-offs (recoveries) during the period to average non-performing assets	(6.96)%	—%	—%	0.38%	21.12%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2001			2000			1999			1998			1997
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans
	(Dollars in Thousands)
One-to four-family	$839	$207,067	70.85%	$872	$212,863	76.07%	$823	$200,201	81.71%	$736	$182,452	82.23%	$572	$154,819	81.66%
Multi-family	172	28,659	9.81	116	19,272	6.89	80	13,389	5.47	83	11,313	5.10	67	10,999	5.80
Commercial and mixed use real estate	490	32,477	11.11	473	29,817	10.66	607	24,388	9.95	483	21,433	9.66	448	17,235	9.09
Construction	710	13,795	4.72	448	8,968	3.20	33	333	0.14	—	—	—	—	—	—
Consumer	76	10,249	3.51	35	8,904	3.18	107	6,680	2.73	112	6,680	3.01	80	6,464	3.41
Loans secured by leases	—	—	—	—	—	—	—	—	—	—	—	—	40	81	0.04
Unallocated	519	—	—	617	—	—	665	—	—	655	—	—	621	—	—
Total	$2,806	$292,247	100%	$2,561	$279,824	100.00%	$2,315	$244,991	100.00%	$2,069	$221,878	100.00%	$1,828	$189,598	100.00%

The allowance for loan losses is established through a provision for loan losses charged to earnings based on management’s evaluation of the risk inherent in its entire loan portfolio.  Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses.  In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, collateral values in the current loan portfolio and current economic conditions are considered.

While we believe that we use the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Securities Activities

General.  Generally, the investment policy of the Company is to invest funds among categories of investments based upon its asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.  In accordance with our asset/liability management policy, we have recently focused a significant part of our investment activities on instruments with terms to repricing or maturity of five years or less and municipal securities which are exempt from federal taxes.

Our securities are classified into two categories: held-to-maturity and available-for-sale.  Securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as held-to-maturity are classified as available-for-sale.  At December 31, 2001, we had $21.7 million of securities classified as available-for-sale.  Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of shareholders’ equity.

Mortgage-Backed and Related Securities.  In order to supplement our lending activities and achieve our asset/liability management goals, we invest in mortgage-backed and related securities.  As of December 31, 2001, all of the mortgage-backed and related securities we owned were issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AAA” by a nationally recognized credit rating agency.  However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

Consistent with our asset/liability management strategy, at December 31, 2001, $6.0 million, or 25.13% of our mortgage-backed and related securities were classified available-for-sale.  In addition, on the same date, $2.9 million or 12.15% of our mortgage-backed and related securities carried adjustable rates.  Finally, as discussed further below, at December 31, 2001, we had $171,000 of collateralized mortgage obligations (“CMOs”) with anticipated average lives of five years or less.  For additional information regarding our mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

Our CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole.  The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO.  Although a significant proportion of our CMOs  are interests in tranches which have been structured (through the use of cash flow priority and “support” tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs is subject to change.

We have invested in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of our asset/liability management strategy.  Management believes that, depending on market conditions, CMOs may represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available.  In particular, we have from time to time concluded that short and intermediate duration CMOs (five year or less average life) often represent a better combination of rate and duration than adjustable rate mortgage-backed securities.

To assess price volatility, the Federal Financial Institutions Examination Council (“FFIEC”) requires an annual “stress” test of mortgage derivative securities.  This policy, which has been adopted by the OTS, requires us to annually test our CMOs, and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities.  Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities.  Under the policy, savings institutions may generally only invest in low-risk mortgage securities in order to reduce interest rate risk.  In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution’s trading account or as assets available-for-sale.  At December 31, 2001, the most recent quarterly test date, none of our mortgage-backed securities were classified as “high-risk.”

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	December 31,
	2001		2000		1999
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities held-to- maturity:
GNMA	$13,285	55.64%	$2,902	22.28%	$3,530	20.77%
FNMA	1,716	7.19	624	4.79	1,043	6.14
FHLMC	2,708	11.34	1,278	9.81	1,846	10.87
CMOs	171	0.72	620	4.76	1,158	6.82
	17,880	74.89	5,424	41.64	7,577	44.60
Mortgage-backed securities available-for- sale:
GNMA	794	3.32	1,151	8.84	1,371	8.07
FNMA	2,264	9.48	2,690	20.65	3,489	20.54
FHLMC	2,938	12.31	3,761	28.87	4,550	26.79
CMOs	—	—	—	—	—	—
	5,996	25.11	7,602	58.36	9,410	55.40

Total mortgage-backed securities	$23,876	100.00%	$13,026	100.00%	$16,987	100.00%

The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2001.

	Due in							December 31, 2001
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Amortized Cost	Carrying Value
	(In Thousands)
Federal Home Loan Mortgage Corporation	$—	$—	$142	$—	$414	$3,618	$1,510	$5,684	$5,646
Federal National Mortgage Association	—	—	100	47	19	1,553	2,267	3,986	3,980
Government National Mortgage Association	—	—	—	151	3	999	12,906	14,059	14,079
CMOs	—	—	—	1	—	170	—	171	171

Total	$—	$—	$242	$199	$436	$6,340	$16,683	$23,900	$23,876

As of December 31, 2001, we did not have any mortgage-backed securities in excess of 10% of retained earnings except for FHLMC issues, amounting to $5.6 million and GNMA issues amounting to $14.1 million.

The market values of a portion of our mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns.  See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

The following table shows our mortgage-backed securities purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Purchases:
Adjustable-rate	$—	$—	$—
Fixed-rate	15,879	—	—
CMOs	—	—	—
Total purchases	15,879	—	—

Principal repayments	(5,675)	(4,046)	(6,680)
Discount/premium net change	462	(53)	(260)
Fair value net change	184	138	(70)
Net increase (decrease)	$10,850	$(3,961)	$(7,010)

Our holdings of mortgage-backed securities are approximately 5.54% of our total assets.  Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and our CMOs also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of our assets consisting of mortgage-backed and related securities increases, our asset yields could be somewhat adversely affected. We will evaluate mortgage-backed and related securities purchases in the future based on our asset/liability objectives, market conditions and alternative investment opportunities.

Other Securities.  In order to complement our lending and mortgage-backed securities activities, and to increase our holdings of short and intermediate term assets, we invest in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations.   At December 31, 2001 and December 31, 2000, our securities portfolio totaled $90.1 million and $97.2 million, respectively.  At December 31, 2001, we did not own any other securities of a single issuer which exceeded 10% of our retained earnings, other than federal agency obligations.  See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto for additional information regarding our other securities portfolio.

The following table sets forth the composition of our other securities and other earning assets at the dates indicated.

	December 31,
	2001		2000		1999
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities held-to-maturity:
Federal agency obligations	$46,223	51.31%	$57,164	58.83%	$69,763	72.26%
Municipal bonds	28,113	31.21	15,718	16.17	15,568	16.13
	74,336	82.52	72,882	75.00	85,331	88.39
Securities available-for sale:
US government securities	3,426	3.80	11,185	11.51	335.35
Mutual funds	3,182	3.53	3,128	3.22	2,998	3.11
Municipal bonds	8,737	9.70	9,365	9.64	7,370	7.62
Corporate notes	260	0.29	232	0.24	230.24
Other equity	140	0.16	382	0.39	279.29
	15,745	17.48	24,292	25.00	11,212	11.61
Total securities	$90,081	100.00%	$97,174	100.00%	$96,543	100.00%

Other earning assets:
Interest-earning deposits with banks	$1,423	9.81%	$1,353	28.89%	$1,571	38.45%
FHLB stock	12,162	83.80	3,330	71.11	2,315	56.66
Federal funds sold	928	6.39	—	—	200	4.89
Time deposit in other financial institutions	—	—	—	—	——	—
Total	$14,513	100.00%	$4,683	100.00%	$4,086	100.00%

The composition and remaining maturities of our other securities portfolio, excluding mutual funds, equity securities and FHLB stock, is indicated in the following table.

	December 31, 2001
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost		Fair Value
	(Dollars in Thousands)
US Treasury	$—	$—	$—	$258	$258		$348
Federal agency obligations	2,530	3,000	32,236	11,457	49,223		49,785
Municipal bonds	—	1,342	4,321	31,090	36,753		36,709
Corporate notes	—	250	—	—	250		260
Total securities	$2,530	$4,592	$36,557	$42,805	$86,484	(1)	$87,102
Weighted average yield	6.056%	6.353%	6.361%	5.515%	5.933%

(1)     Includes $77.8 million of callable securities.

See Note 2 of Notes to the Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto for a discussion of our securities portfolio.

Sources of Funds

General.  The Bank’s primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

Deposits.  We offer deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of passbook, NOW, money market and various certificate accounts.  We rely primarily on competitive pricing, customer service and community outreach to attract and retain these deposits.  The Bank’s customers may access their accounts through any of our five offices and five automated teller machines (“ATMs”).    In addition, our customers may access their accounts through several nationwide ATM networks.  The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives.   The variety of deposit accounts offered by the Bank has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  However, as some customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in its certificate of deposit flows.

Management believes that the “core” portion of our regular savings, NOW and money market accounts, which amounted to $112.6 million or 41.9% of total deposits at December 31, 2001, can have a lower cost and be more resistant to interest rate changes (and competing non-depository financial products) than certificate accounts.  We utilize customer service, community outreach and marketing initiatives in an effort to build and maintain the volume of such deposits.  However, there can be no assurance as to whether we will be able to maintain or increase our core deposits in the future.

The table below sets forth the Bank’s deposit flows for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
	(Dollars In Thousands)
Opening balance	$252,662	$238,123	$220,495
Deposits	439,561	426,788	403,756
Withdrawals	(434,362)	(423,146)	(395,294)
Interest credited	10,996	10,897	9,166

Ending balance	$268,857	$252,662	$238,123

Net increase (decrease)	$16,195	$14,539	$17,628

Percent increase (decrease)	6.41%	6.11%	7.99%

The following table sets forth the dollar amount of savings deposits in the Bank as of the dates indicated.

	December 31,
	2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits
Passbook Accounts 2.50%	$83,963	31.2%	$77,232	30.5%	$75,180	31.6%
NOW Accounts 1.00%	23,946	8.9	20,456	8.1	18,281	7.7
Money Market Accounts 2.43%	4,720	1.8	4,215	1.7	3,651	1.5

Total Non-Certificates	112,629	41.9	101,903	40.3	97,112	40.8

Certificates:
0.00 - 3.99%	73,044	27.2	—	—	—	—
4.00 - 5.99%	70,067	26.0	97,125	38.5	124,269	52.2
6.00 - 7.99%	13,075	4.9	53,585	21.2	16,693	7.0
8.00 - 9.00%	42	—	49	—	49	—

Total Certificates	156,228	58.1	150,759	59.7	141,011	59.2

Total Deposits	$268,857	100.0%	$252,662	100.0%	$238,123	100.0%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2001

	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total
	(Dollars in Thousands)
2.00 - 2.99%	$14,811	$—	—	$—	$—	$14,811
3.00 - 3.99%	56,872	1,214	136	11	—	58,233
4.00 - 4.99%	36,716	2,351	591	—	886	40,544
5.00 - 5.99%	24,546	4,021	431	275	250	29,523
6.00 - 6.99%	2,958	1,009	3,650	4,499	26	12,142
7.00 - 7.99%	933	—	—	—	—	933
8.00 - 8.99%	—	—	42	—	—	42
	$136,836	$8,595	$4,850	$4,785	$1,162	$156,228

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2001.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$33,512	$24,077	$28,046	$13,853	$99,488
Certificates of deposit $100,000 or more	17,474	20,004	13,723	5,539	56,740
Total certificates of deposit	$50,986	$44,081	$41,769	$19,392	$156,228

For additional information regarding the composition of our deposits, see Note 6 of the Notes to the Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

Borrowings.  Our other available sources of funds include advances from the FHLB of Chicago and other borrowings.  Our FHLB advances to date have primarily consisted of subsidized borrowings to fund special housing programs. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.   At December 31, 2001, the weighted average term to maturity of our FHLB advances was 56.7 months.  See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars In Thousands)
Maximum Balance:
FHLB Advances	$83,600	$65,850	$46,300	$29,000	$12,000

Average Balance:
FHLB Advances	$68,003	$56,597	$34,607	$21,667	$9,548

Weighted average interest rate of FHLB advances	5.47%	6.03%	5.41%	5.10%	5.72%

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

At December 31, 2001, First Security had one wholly owned service corporation, Western Security Service Corporation (“Western” or the “Subsidiary”). Western, an Illinois corporation, was incorporated in November 1977 for the purpose of offering customers and members of the general public credit, life, mortgage and disability insurance.  First Security’s investment in Western was $53,516 as of December 31, 2001.  Western recognized net income of $24,919 during the year ended December 31, 2001 and $1,665 during the year ended December 31, 2000.

Competition

We face strong competition both in originating real estate loans and in attracting deposits.  Competition in originating loans comes primarily from credit unions, mortgage bankers, commercial banks and other savings institutions, which also make loans secured by real estate located in our market area.  First Security competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, community outreach and the quality of services it provides to borrowers.

Competition for those deposits is principally from credit unions, commercial banks, mutual funds, securities firms and other savings institutions located in the same communities.  The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors.  We compete for these deposits by offering competitive rates, convenient business hours, community outreach and a customer oriented staff.

Regulations - General

First Security is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government.  Accordingly, First Security is subject to broad federal regulation and oversight extending to all its operations.  First Security is a member of the Federal Home Loan Bank (“FHLB”) of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  As the savings and loan holding company of First Security, the Company also is subject to federal regulation and oversight.  The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations.  First Security is a member of the Savings Association Insurance Fund (“SAIF”) and the deposits of First Security are insured by the Federal Deposit Insurance Corporation (“FDIC”).  As a result, the FDIC has certain regulatory and examination authority over First Security.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

The Office of Thrift Supervision (“OTS”) has extensive authority over the operations of savings associations.  As part of this authority, First Security is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC.   When these examinations are conducted by the OTS and the FDIC, the examiners may require First Security to provide for higher general or specific loan loss reserves.  All savings associations are subject to a semi-annual assessment, based upon the savings association’s total assets, to fund the operations of the OTS.

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

First Security’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2001, First Security’s lending limit under this restriction was approximately $11.2 million. First Security is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

First Security is a member of the SAIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation.  Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

Effective January 1, 1997, the premium schedule for Bank Insurance Fund (“BIF”) and SAIF insured institutions ranged from 0 to 27 basis points.  In addition, all BIF and SAIF insured institutions are required to pay a financing corporation assessment in order to fund the interest on Bonds issued to resolve the thrift failures in the 1980s.   Prior to January 1, 2000, SAIF members paid about 6 basis points for each $100 of Domestic deposits.  The assessment  was  reduced to 2.12 basis points as of January 1, 2000, when BIF insured institutions began to fully participate in the assessment.  As of January 1, 2002, the assessment stood at 1.82 basis points.  These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

The capital regulations require a leverage ratio of 4% of adjusted total assets (as defined by regulation). Tier I capital, used to calculate the leverage ratio, generally includes common stockholders’ equity and retained income and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from Tier I capital for calculating compliance with the requirement. At December 31, 2001, First Security had $117,000 of intangible assets recorded as assets on its financial statements, as a result of its acquisition of assets and assumption of liabilities from the Resolution Trust Corporation in 1994.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.   At December 31, 2001 First SecurityFed had no deductions for non-includable subsidiaries.

At December 31, 2001, First Security had Tier I capital of $73.3 million or 16.8% of adjusted total assets, which is approximately $55.8 million above the minimum requirement of 4% of adjusted total assets in effect on the date.

The capital standards also require Tier I capital equal to at least 4% of risk-weighted assets.

At December 31, 2001, First Security had Tier I capital equal to $73.3 million or 30.5% of risk-weighted assets, which is $63.7 million above the minimum Tier I risk-based capital ratio of 4% in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At December 31, 2001, First Security had $2.8 million of general loss reserves of which $2.8 million qualifies as supplementary capital, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital.  Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.  First Security had no such exclusions from capital and assets at December 31, 2001.

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

On December 31, 2001, First Security had total risk-based capital of approximately $76.1 million (including $73.3 million in core capital and $2.8 million in qualifying supplementary capital) and risk-weighted assets of $240.8 million; or total capital of 31.6% of risk-weighted assets.  This amount was $56.9 million above the 8% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements.  The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association.  An association that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

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

Generally, savings associations, such as First Security, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.  First Security may pay dividends in accordance with this general authority.

Savings associations proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are not a subsidiary of a holding company or would not remain well capitalized following the distribution 30 days prior to such distribution.  Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution.  The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.  See “- Regulatory Capital Requirements.”

Liquidity

Prior to the passage of the Financial Regulatory Relief and Economic Efficiency Act of 2000 on December 27, 2000, all savings associations, including First Security, were required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter.  For a discussion of what First Security includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report attached as Exhibit 13 hereto. This liquid asset ratio requirement would vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.  At the time the rule was in effect, the minimum liquid asset ratio was 4%.

Qualified Thrift Lender Test

All savings associations, including First Security, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2001, First Security met the test and has always met the test since its effectiveness.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL.  If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state.  In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends.  If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.  See “- Holding Company Regulation.”

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with the examination of First Security, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by First Security.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution’s compliance with the CRA.  Due to the heightened attention being given to the CRA in the past few years, First Security may be required to devote additional funds for investment and lending in its local community.  First Security was examined for CRA compliance in July 2001 and received a rating of satisfactory.

Transactions with Affiliates

Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank’s capital.  Affiliates of First Security include the Company and any company which is under common control with First Security.  In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case by case basis.

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

If First Security fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries.  In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.  The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.  See “- Qualified Thrift Lender Test.”

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

Federal Securities Law

The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).  At December 31, 2001, First Security was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.  See “-Liquidity.”

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

As a member, First Security is required to purchase and maintain stock in the FHLB of Chicago.  At December 31, 2001, First Security had $12.2 million in FHLB stock, which was in compliance with this requirement.  In past years, First Security has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.83% and were 6.50% for calendar year 2001.  As a result of its holdings, the Bank could borrow up to $244 million from the FHLB.

Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of First Security’s FHLB stock may result in a corresponding reduction in First Security’s capital.

For the year ended December 31, 2001, dividends paid by the FHLB of Chicago to First Security totaled $411,000, which constitutes a $193,200 increase from the amount of dividends received in calendar year 2000.

Federal and State Taxation

Savings associations such as First Security  that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), were previously  permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.  The amount of the bad debt reserve deduction is computed under the experience method.  Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

In addition to the regular income tax, corporations, including savings associations such as First Security, generally are subject to a minimum tax.  An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

A portion of the Bank’s reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of December 31, 2001, First Security’s excess for tax purposes totaled approximately $2.0 million.

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

Illinois Taxation.  For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois taxable income.   For these purposes, “Illinois Taxable Income” generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations).

Delaware Taxation.  As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware.  The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Employees

At December 31, 2001, the Company, including its subsidiaries, had a total of 96 employees, including 25 part-time employees.  Our employees are not represented by any collective bargaining group.   Management considers its employee relations to be good.

Executive Officers of the Corporation Who Are Not Directors

The business experience of each executive officer who is not also a director is set forth below.

Harry Kucewicz.  Mr. Kucewicz, age 45, is currently serving as the Treasurer and Chief Financial Officer of both the Corporation and Bank.  He began working at the Bank in 1978 as the Controller.  He was elected Treasurer and Chief Financial Officer in 1990.  Mr. Kucewicz is responsible for all of the Corporation’s and Bank’s financial and accounting functions.

Mary H. Korb.  Ms. Korb, age 54, is currently Vice President of the Corporation and Vice President - Lending of the Bank.  Ms. Korb supervises all aspects of the Bank’s lending operations, including lending compliance.  Ms. Korb has been with the Bank since 1970, and has served in her present capacity since March 1991.

Irene S. Subota.  Ms. Subota, age 55, currently serves as Vice President of the Corporation and as Vice President - Savings of the Bank.  Ms. Subota is in charge of all aspects of the Bank’s savings function, including compliance.  Ms. Subota has been employed by the Bank since 1973, and has served in her current position since 1992.

Adrian Hawryliw.  Mr. Hawryliw, age 65, has served as Philadelphia Branch Manager of the Bank since 1994 when the Philadelphia, Pennsylvania branch was acquired from the Resolution Trust Corporation, and is currently a Vice President of the Bank and of the Corporation.  Mr. Hawryliw is responsible for supervising operations of the Philadelphia, Pennsylvania branch, including business development, retail deposits, real estate lending, accounting and marketing.  He has over 34 years of banking experience in the Philadelphia area, holding various positions including Chief Financial Officer and Vice President/Investments for other area institutions.

Paul T. Bandriwsky.  Mr. Bandriwsky, age 46, is currently Vice President and Chief Operating Officer of both the Corporation and the Bank.   He began working at the Bank in 2000 and was appointed to his present capacity at that time.  Mr. Bandriwsky has over 20 years of experience in banking management, lending and real estate.  His is responsible for the day-to-day operations of the Bank’s retail banking branches, human resources and marketing/advertising.

Item 2.             Properties

The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2001.  At December 31, 2001, the Bank’s premises had an aggregate net book value of approximately $2.5 million.

Location	Year Acquired/ Established	Owned or Leased		Net Book Value at December 31, 2001	Deposits
	(In Thousands)
Main Office:

936 North Western Avenue Chicago, Illinois 60622-4695	1964	Owned		$818	$171,247

Branch Offices:

2166 Plum Grove Road Rolling Meadows, Illinois 60008	1977	Leased	(1)	—	12,197

820 N. Western Avenue Chicago, Illinois 60622	1983	Owned		197	2,463

5670 N. Milwaukee Avenue Chicago, Illinois 60646	1993	Owned		993	18,103

7918 Bustleton Avenue Philadelphia, Pennsylvania 19152	1994	Owned		511	64,847

(1)     The lease expires in July 2003.

We believe that our current facilities are adequate to meet our present and foreseeable future needs.  However, in the future, we may consider the addition of one or more new branches within the Chicago or Philadelphia areas whether through purchase, acquisition or otherwise.

The Bank’s depositor and borrower customer files are maintained by an independent data processing company.  The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2001 was approximately $264,100.

Item 3.             Legal Proceedings

From time to time, First Security is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business.  While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s and the Bank’s financial position or results of operations.

Item 4.             Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters

Pages 47 and 48 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference.

Item 6.             Selected Financial Data

Pages 2 and 3 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 4 through 17 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference.

Item 8.             Financial Statements and Supplementary Data

Pages 18 through 46 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference.

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

PART III

Item 10.           Directors and Executive Officers of the Registrant

Directors

Information concerning Directors of the Corporation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002 a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information regarding the business experience of the executive officers of the Corporation and the Bank who are not also directors contained in Part I of this Form 10-K is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock (or any other equity securities, of which there is none), to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Paul T. Bandriwsky inadvertently filed a late Form 5 regarding an award of restricted stock and a grant of stock options received during the fiscal year ended December 31, 2001.

Item 11.           Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April, 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April, 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.           Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April, 2002 a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements:

The following financial statements are included in this Form 10-K:

1.       Five-Year Summary of Selected Consolidated Financial Data.

2.       Report of Independent Auditors

3.       Consolidated Balance Sheets at December 31, 2001 and 2000.

4.       Consolidated Statements of Income for the fiscal years ended December 31, 2001, 2000 and 1999.

5.       Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2001, 2000 and 1999.

6.       Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2001, 2000 and 1999.

7.       Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2001, 2000 and 1999.

8.       Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits:

See Exhibit Index.

(b)  Reports on Form 8-K:

There  were no current reports on Form 8-K filed by the Corporation during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Julian E. Kulas		/s/ Steve Babyk
Julian E. Kulas		Steve Babyk
President, Chief Executive Officer and Director		Director
(Principal Executive Officer)

Date:	April 1, 2002	Date:	April 1, 2002

/s/ Lila Maria Bodnar		/s/ Myron Dobrowolsky
Lila Maria Bodnar		Myron Dobrowolsky
Recording Secretary and Director		Director

Date:	April 1, 2002	Date:	April 1, 2002

/s/ Terry Gawryk		/s/ George Kawka
Terry Gawryk		George Kawka
Secretary and Director		Director

Date:	April 1, 2002	Date:	April 1, 2002

/s/ Paul Nadzikewycz		/s/ Jaroslav H. Sydorenko
Paul Nadzikewycz		Jaroslav H. Sydorenko
Chairman of the Board		Director

Date:	April 1, 2002	Date:	April 1, 2002

/s/ Chrysta Wereszczak		/s/ Harry Kucewicz
Chrysta Wereszczak		Harry Kucewicz
Director		Principal Financial and Accounting Officer

Date:	April 1, 2002	Date:	April 1, 2002

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(a)	Certificate of Incorporation	*
3(b)	By-Laws	**
4	Instruments defining the right of security holders, including debentures	*
9	Voting Trust Agreement	None
10	Executive Compensation Plans and Arrangements
	(a) Employment Agreement between Julian E. Kulas and the Bank.	*
	(b) Change-In-Control Severance Agreement between Harry I. Kucewicz and the Bank	*
	(c) Change-In-Control Severance Agreement between Mary H. Korb and the Bank	*
	(d) Change-In-Control Severance Agreement between Irene S. Subota and the Bank	*
	(e) Change-In-Control Severance Agreement between Adrian Hawryliw and the Bank	*
	(f) 1998 Stock Option and Incentive Plan	***
	(g) 1998 Recognition and Retention Plan	***
11	Statement re: computation of per share earnings	None
12	Statement re: computation of ratios	Not required
13	Annual Report to Security Holders	13
16	Letter re: change in certifying accountants	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Independent Auditor	—
24	Power of Attorney	Not Required
99	Additional Exhibits	None

*                                         Filed as an Exhibit to the Company’s Form S-1 Registration Statement filed on July 21, 1997 (File No. 333-31739) pursuant to Section 5 of the Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**                                  Filed as an Exhibit to the Company’s Form 10-Q Quarterly report filed on November 15,1999 (File No. 000-23063) pursuant to Section 12 of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

***                           Filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A on March 24, 1998 (File No. 0-23063).  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.