Form 10-Q
period 2002-03-31
FIRST SECURITYFED FINANCIAL INC
filed 2002-05-15
CIK 1042534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM  10-Q

(Mark One)

☒                     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:                                                      March 31, 2002

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

773/772-4500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                    YES      ☒           NO      ☐

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2002
Common Stock, par value $0.01	4,137,611 shares

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$6,969	$7,070
Interest-bearing deposit accounts in other financial institutions	1,700	1,423
Federal funds sold	128	928
Total cash and cash equivalents	8,797	9,421

Securities available-for-sale	19,493	21,741
Securities held-to-maturity (fair value of $90,275 in 2002 and $92,579 in 2001)	90,377	92,216
Loans, net of allowance for loan losses	294,786	287,450
Federal Home Loan Bank stock, at cost	12,307	12,162
Premises and equipment, net	3,900	3,204
Accrued interest receivable	3,413	3,177
Other assets	2,391	1,904

Total assets	$435,464	$431,275

LIABILITIES
Deposits
Non-interest-bearing	$8,563	$10,069
Interest-bearing	261,572	258,788
	270,135	268,857
Advance payments by borrowers for taxes and insurance	1,732	2,880
Advances from Federal Home Loan Bank	85,950	83,600
Accrued interest payable and other liabilities	3,923	3,900
Total liabilities	361,740	359,237

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	62,998	62,922
Unearned ESOP shares	(3,503)	(3,581)

Unearned stock awards

(1,594

)

(1,774

)

Treasury stock, at cost; (2,270,389 shares in 2002 and 2,269,310 shares in 2001)	(33,710)	(33,689)
Retained earnings, substantially restricted	49,310	47,924
Accumulated other comprehensive income	159	172

Total shareholders’ equity	73,724	72,038

Total liabilities and shareholders’ equity	$435,464	$431,275

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2002	2001
Interest income
Loans	$5,832	$5,774
Securities	1,170	1,183
Mortgage-backed securities	469	466
Other interest-earning assets and federal funds sold	161	119
Total interest income	7,632	7,542

Interest expense
Deposits	2,114	2,919
Federal Home Loan Bank advances	1,098	888
Total interest expense	3,212	3,807

Net interest income	4,420	3,735

Provision for loan losses	30	62

Net interest income after provision for loan losses	4,390	3,673

Noninterest income
Net gain on sale of real estate held for expansion	—	286
Net gain on sale of securities	2	—
Other income	198	168
Total noninterest income	200	454

Noninterest expense
Compensation and benefits	1,053	988
Occupancy and equipment	164	205
Data processing	109	94
Federal insurance premiums	36	33
Professional fees	58	27
Other operating expenses	230	230
Total noninterest expense	1,650	1,577

Income before income tax provision	2,940	2,550

Provision for income taxes	1,033	875

Net income	$1,907	$1,675

Earnings per share
Basic	$.52	$.39
Diluted	$.51	$.39

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2002	2001

Net Income	$1,907	$1,675

Other comprehensive income, net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale	(12)	237

Reclassification adjustments for (gains) recognized in income	(1)	—

Comprehensive Income	$1,894	$1,912

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

Balance at December 31, 2001	$64	$62,922	$(3,581)	$(1,774)	$(33,689)	$47,924	$172	$72,038

ESOP shares earned	—	76	78	—	—	—	—	154

RRP shares earned	—	—	—	180	—	—	—	180

Net income	—	—	—	—	—	1,907	—	1,907

Purchase of treasury stock	—	—	—	—	(21)	—	—	(21)

Dividends declared ($.13 per share)	—	—	—	—	—	(521)	—	(521)

Change in fair value of securities, net of income taxes and reclassification effects	—	—	—	-	—	—	(13)	(13)

Balance at March 31, 2002	$64	$62,998	$(3,503)	$(1,594)	$(33,710)	$49,310	$159	$73,724

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities
Net income	$1,907	$1,675
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	77	91
Amortization of discounts and premiums on securities	59	(9)
Net gain on sale of securities	(2)	—
Net gain on sale of real estate	—	(286)
Provision for loan losses	30	62
ESOP compensation expense	154	126
Stock award compensation expense	180	180
Federal Home Loan Bank stock dividend	(145)	—
Change in
Deferred loan origination fees	110	(68)
Accrued interest receivable and other assets	(723)	66
Other liabilities and deferred income taxes	8	234
Net cash from operating activities	1,655	2,071

Cash flows from investing activities
Purchase of securities available-for-sale	(1,015)	—
Purchase of securities held-to-maturity	(3,525)	(2,000)
Proceeds from repayment of securities	2,203	656
Proceeds from sales of securities available-for-sale	1,842	—
Proceeds from calls and maturities of securities	4,530	12,710
Net change in loans	(7,484)	(1,234)
Capital expenditures, net	(766)	(117)
Proceeds from sale of real estate	—	500
Net cash from investing activities	(4,215)	10,515

Cash flows from financing activities
Net increase in deposits	1,278	6,053
Net change in advances from Federal Home Loan Bank	2,350	(2,000)
Net change in advances from borrowers for insurance and taxes	(1,148)	(1,409)
Dividends paid	(523)	(626)
Purchase of treasury stock	(21)	(2,890)
Net cash from financing activities	1,936	(872)

Net change in cash and cash equivalents	(624)	11,714

Cash and cash equivalents at beginning of period	9,421	6,102

Cash and cash equivalents at end of period	$8,797	$17,816

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

First SecurityFed Financial, Inc. (the Company) is a Delaware corporation organized in July 1997 by First Security Federal Savings Bank (the Bank) in connection with the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included on the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of March 31, 2002  and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001. The annualized results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the year ended December 31, 2001 included in its Annual report on Form 10-K.

NOTE  2 — EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the three month periods ended March 31, 2002 and 2001 is presented below:

(Dollars in thousands, except share and per share data)

	2002	2001
Basic Earnings per common share

Net income attributable to common shareholders	$1,907	$1,675

Total weighted average common shares outstanding	3,681	4,344

Basic earnings per share	$.52	$.39

	Three Months Ended March 31,
	2002	2001
Earnings per share assuming dilution

Net income attributable to common shareholders	$1,907	$1,675

Weighted average common shares outstanding	3,681	4,344

Dilutive effect of assumed exercises:
Stock Awards	6	0
Incentive Stock Options	72	0
Weighted average common and dilutive potential common shares outstanding	3,759	4,344

Diluted earnings per share	$.51	$.39

The Company’s outstanding stock options and stock awards were not considered in the  three month 2001 computations of diluted earnings per share because the effects of assumed exercise would have been antidilutive.

NOTE  3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements.  The following is a summary of the Bank’s regulatory capital at March 31, 2002.

	Core Capital	Risk based Capital
	(In thousands)
Regulatory capital	$68,757	$71,593

Minimum capital requirement to be considered adequately capitalized	17,354	19,335

Excess regulatory capital over minimum requirement	$51,403	$52,258

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets at March 31, 2002 were $435.5 million compared to $431.3 million at December 31, 2001, an increase of $4.2 million. The increase in total assets was due primarily to increases of $7.3 million in loans receivable, partially offset by decreases of $4.1 million in securities.

Net loans receivable increased by $7.3 million from $287.5 million at December 31, 2001 to $294.8 million at March 31, 2002. The increase was due to the disbursement of $3.9 million to fund construction loans as well as the disbursement of $22.6 million to fund mortgage loans and a net increase in equity line of credit loans of $3.7 million offset by $2.6 million in paydowns on construction loans and $20.3 million in paydowns on mortgage loans.

Securities decreased by $4.1 million from $114.0 million at December 31, 2001 to $109.9 million at March 31, 2002. The decrease was primarily due to the maturity and call of $4.5 million in agency securities, the sale of $1.8 million of municipal securities and paydowns of $2.2 million on mortgage backed securities partially offset by the purchase of $3.0 million in agency securities and $1.5 million in municipal securities.

Total liabilities at March 31, 2002 were $361.7 million compared to $359.2 million at December 31, 2001, an increase of $2.5 million. The increase in liabilities was due primarily to increases of $1.2 million in deposits and $2.4 million in Federal Home Loan Bank advances partially offset by a decrease of $1.2 million in advance payments by borrowers for taxes and insurance.

Deposits increased due to the less volatile and less risky nature of these accounts in comparison to other types of consumer investment vehicles.  The Company utilized additional Federal Home Loan Bank advances due to low rates being charged on these types of borrowings. The proceeds were then  used to fund a portion of the loan growth described above. The decrease in advance payments by borrowers for taxes and insurance was due to the payment of the first installment of real estate taxes during the quarter.

Shareholders equity at March 31, 2002 was $73.7 million compared to $72.0 million at December 31, 2001, an increase of $1.7 million. The increase in equity was due primarily to net income of $1.9 million partially offset by a declaration of a $521,000 cash dividend on common stock. The dividend was paid to shareholders in April 2002.

Comparison of Operating Results for the Three Months Ended  March 31, 2002 and March 31, 2001

General

Net income for the three months ended March 31, 2002 was $1.9 million, compared to net income of $1.7 million for the three months ended March 31, 2001, an increase of  $232,000. The increase in net income was primarily attributable to an increase in net interest income partially offset by a decrease in noninterest income and an increase in income tax expense. Basic earnings per share for the three months ended March 31,  2002 increased to $0.52 as compared to earnings per share of $0.39 for the three months ended March 31, 2001, an increase of 33.33%.  Diluted earnings per share for the three months ended March 31,2002 increased to $0.51 as compared to diluted earnings per share of $0.39 for the three months ended March 31, 2001, an increase of 30.77%.The increase in basic earnings per share is attributable to higher net income and a decrease in the average shares outstanding due to the Company’s repurchase of its common stock.

Interest Income

Interest income for the three months ended March 31, 2002 was $7.6 million compared to $7.5 million for the three months ended  March 31, 2001, an increase of $90,000. Interest income on loans increased by $58,000 primarily due to an increase in the volume of loans receivable. Interest income on securities decreased by $13,000 due to a decrease in the yields earned, as securities have matured or been called by the issuing agencies and proceeds have been reinvested at lower rates.

Interest income on other interest earning assets increased by $42,000 due to increases in the average balances of Federal Home Loan Bank stock, interest bearing accounts with the Federal Home Loan Bank and funds invested in overnight federal funds.

Interest Expense

Interest expense for the three months ended March 31, 2002 was $3.2 million compared to $3.8 million for the three months ended March 31, 2001, a decrease of $600,000. Interest expense on deposits decreased by $805,000 due to a decrease in the weighted average cost of deposits, reflecting lower market rates of interest. Interest expense on Federal Home Loan Bank advances increased by $210,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2002 was $30,000 compared to $62,000 for the three months ended March 31, 2001, a decrease of $32,000. The change was due in part to a recovery of $143,000, which the Company received in August 2001, from the liquidation of Allied Fidelity Insurance Company, which had guaranteed the principal and interest payments on a loan in which the Bank owned a participation interest.

Non-performing assets at March 31, 2002 totaled $1.3 million or 0.29% of assets as compared to $1.4 million or 0.36% of assets at March 31, 2001. The Company did not write off any loans during the quarter and our loan loss allowance as of March 31, 2002 was $2.8 million of 0.96% of gross loans.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process , periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at March 31, 2002,  there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended March 31, 2002 was $200,000 compared to $454,000 for the three months ended March 31, 2001, a decrease of $254,000.  The decrease in noninterest income was due primarily to a decrease of $286,000 in the net gain on the sale of real estate held for expansion partially offset by an increase  of $30,000 in other income. The increase in other income is due primarily to changes made effective in January 2002 in the fees charged by the Bank for various services.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2002 was $1.7 million compared to noninterest expense of $1.6 million for the three months ended March 31, 2001, an increase of $73,000. Compensation and benefits expense increased by $65,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price, the hiring of additional bank personnel as a result of the continuing growth of the Bank and due to normal annual salary adjustments for existing Bank personnel. Occupancy and equipment expense decreased by $41,000 due to less expensive natural gas and other utility prices in 2002 as compared to 2001 and due to decreases in building maintenance such as snow plowing and snow removal due to the milder winter in 2002 as compared to 2001. Professional fees increased by $31,000 due to $22,000 in additional fees paid to the Company’s independent auditors for assistance in analyzing potential acquisition opportunities and $9,000 in additional fees paid to the Company’s special legal counsel.

Income Taxes

Income taxes were $1,033,000 for the three months ended March 31, 2002 compared to $875,000 for the three months ended March 31, 2001, an increase of $158,000. The increase in the provision for income taxes was primarily due to an increase of $390,000 in pretax earnings.

Liquidity and Capital Resources

The Company’s primary resource of funds are deposits , borrowings, and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. First Security generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. First Security adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration. If First Security requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Chicago.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $1.7 million and $2.1 million for the three months ended March 31, 2002 and March 31, 2001 respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, offset by principal collections on loans, proceeds from calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits, and advances from FHLB of Chicago partially offset by the payment of dividends and the purchase of treasury stock.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and short-term investments totaled $8.8 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

At March 31, 2002, the Company had outstanding commitments to originate loans of $5.5 million, all of which had fixed interest rates. As of the same date, the Company also had outstanding commitments to fund construction loans of $8.4 million, all of which had floating interest rates based on the prime rate and $8.8 million in unused lines of credit for home equity loans. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from March 31,  2002 totaled $132.4 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, the Company considers its liquid resources sufficient to meet its outstanding short-term and long-term needs. The Company estimates that the remodeling of the building in Rolling Meadows, to be used for the relocation and expansion of its branch, will cost $700,000. The Company also estimates that an additional $125,000 will be expended on new furniture, fixtures and equipment.

The following tables disclose contractual obligations and commercial commitments of the Company  as of December31, 2001:

	Total	Less Than 1 Year	1-3 Years	4 - 5 Years	After 5 Years
FHLB Advances	$85,950	9,000	$16,000	$34,600	$26,350

Total contractual obligations	$85,950	$9,000	$16,000	$34,600	$26,350

	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Lines of Credit	$15,624	$1,517	$2,925	$11,182	—

Mortgage Loans	5,500	5,500	—	—	—

Construction Loans	8,400	8,400	—	—	—

Total commercial commitments	$29,524	$15,417	$2,925	$11,182	—

First Security is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At March 31,  2002, First Security was in compliance with all applicable capital requirements. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Impact Of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with  accounting principles generally accepted in the United States of America, which require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the current interest rate environment, the liquidity and maturity structure and quality of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

New Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued by the Financial Accounting Standards Board (FASB). SFAS 141, “Business Combinations”, no longer permits the use of the pooling-of-interests method and requires that all business combinations initiated after June 30,2001 be accounted for under the purchase method. This accounting standard will have no effect on the Company’s financial statements unless the Company enters into a business combination transaction.

SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for First SecurityFed will be January 1,2002.  Adoption of this statement did not have a material effect on the Company’s financial statements.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Company was not material.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position or results of operations.

Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation

Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in:  interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, prevailing real estate values, demographic changes, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Bank’s filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In an attempt  to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. The Board of Directors reviews at least quarterly the Company’s interest rate risk position and profitability. The Board of Directors also reviews the Company’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company’s objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Company’s asset/liability position, including simulations of the effect of various interest rate scenarios on the Company’s capital.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other  non-certificate accounts. At March 31, 2002,  $117.1 million or 43.36% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues  to originate 30 year fixed rate residential loans for  portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans  have terms of 15 years or less or carry  adjustable interest rates. Third, the Company has recently used FHLB advances, to extend the term to repricing of its liabilities. At March 31, 2002, the Company had $77.3 million of fixed rate advances with a remaining term to maturity of three years or more. The average term to maturity or call of the Company’s fixed rate advances, was  4.6 years at March 31, 2002. Finally, the Company has recently increased its holdings of construction, multi-family, commercial real estate. These loans generally have shorter terms to maturity than one-to-four family residential loans.

Management utilizes the net portfolio value (“NPV”) analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts.  The analysis estimates how the Bank’s net portfolio value responds to changes in interest rates. The current interest rate scenarios used in the NPV analysis assume an instantaneous and sustained parallel shift in the Treasury yield curve of plus and minus 100, 200, and 300 basis points in 100 basis point increments.

On December 31, 2001, the yield on the three month Treasury bill was 1.72%. As a result, the net  portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2001.

Presented below, as of December 31, 2001 (most recent available information), is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates up 300 basis points and down 100 basis points, in 100 point increments. Also presented below, as of December 31, 2001, is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments.

Assumed Change		$ Change in	% Change in
In Interest Rates	$ Amount	NPV	NP V
(Basis Points)	(Dollars in Thousands)
+ 300	$65,973	$(30,323)	(31)%
+ 200	75,768	(20,528)	(21)
+ 100	86,167	(10,129)	(11)
—	96,296	—	—
- 100	102,825	6,529	7
- 200	—	—	—
- 300	—	—	—

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

Part II        Other Information

Item 1.        Legal Proceedings

                    None

Item 2.        Changes in Securities

                    None

Item 3.        Defaults Upon Senior Securities

                    None

Item 4.        Submission of Matters to a Vote of Security Holders

                    None

Item 5.        Other Information

                    None

Item 6.        Exhibits and Reports on Form 8-K.

         a.        Exhibits — Not Applicable

         b.        Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC
(Registrant)

By: /s/Julian E. Kulas
Julian E. Kulas
Principal Executive Officer
May 15, 2002

By: /s/Harry Kucewicz
Harry Kucewicz
Chief Financial and Accounting Officer
May 15, 2002