Form 10-Q
period 2002-06-30
FIRST SECURITYFED FINANCIAL INC
filed 2002-08-14
CIK 1042534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM  10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended:                                                      June 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number           00-23063

First SecurityFed Financial, Inc.
(Exact Name of Registrant as Specified In Its Charter)

Delaware	36-4177515
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

936 N. Western Avenue Chicago, Illinois	60622
(Address of Principal Executive Offices)	(Zip Code)

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

YES        ☒            NO          ☐

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2002
Common Stock, par value $0.01	4,052,511 shares

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	June 30, 2002	December31, 2001
ASSETS
Cash and due from banks	$11,740	$7,070
Interest-bearing deposit accounts in other financial institutions	3,372	1,423
Federal funds sold	10,078	928
Total cash and cash equivalents	25,190	9,421

Securities available-for-sale	22,799	21,741
Securities held-to-maturity (fair value of $83,176 in 2002 and $92,579 in 2001)	81,208	92,216
Loans, net of allowance for loan losses	300,291	287,450
Federal Home Loan Bank stock, at cost	12,459	12,162
Premises and equipment, net	3,880	3,204
Accrued interest receivable	3,268	3,177
Other assets	2,015	1,904
Total assets	$451,110	$431,275

LIABILITIES
Deposits
Non-interest-bearing	$8,479	$10,069
Interest-bearing	272,739	258,788
	281,218	268,857

Advance payments by borrowers for taxes and insurance	3,122	2,880
Advances from Federal Home Loan Bank	89,185	83,600
Accrued interest payable and other liabilities	3,044	3,900
Total liabilities	376,569	359,237

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	63,083	62,922
Unearned ESOP shares	(3,424)	(3,581)

Unearned stock awards

(1,407

)

(1,774

)

Treasury stock, at cost; (2,327,289 shares in 2002 and 2,269,310 shares in 2001)	(34,957)	(33,689)
Retained earnings	50,771	47,924
Accumulated other comprehensive income	411	172

Total shareholders’ equity	74,541	72,038

Total liabilities and shareholders’ equity	$451,110	$431,275

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001
Interest income
Loans	$11,694	$11,613	$5,862	$5,839
Securities	2,324	2,329	1,154	1,146
Mortgage-backed securities	857	841	388	375
Other interest-earning assets	344	313	183	194
Total interest income	15,219	15,096	7,587	7,554

Interest expense
Deposits	4,147	5,818	2,034	2,899
FHLB advances	2,233	1,755	1,135	867
Total interest expense	6,380	7,573	3,169	3,766
Net interest income	8,839	7,523	4,418	3,788

Provision for loan losses	61	123	31	62
Net interest income after provision for loan losses	8,778	7,400	4,387	3,726

Noninterest income
Net gain on sale of securities	37	30	35	30
Net gain on sale of real estate held for expansion	—	286	—	—
Other income	431	355	233	187
Total noninterest income	468	671	268	217

Noninterest expense
Compensation and benefits	2,147	1,996	1,094	1,008
Occupancy and equipment expense	334	381	170	176
Data processing expense	196	180	87	87
Federal deposit insurance premiums	72	67	36	33
Professional fees	102	87	44	61
Other operating expenses	535	487	304	255
Total noninterest expense	3,386	3,198	1,735	1,620

Income before income tax provision	5,860	4,873	2,920	2,323

Provision for income taxes	1,977	1,653	944	778

Net income	$3,883	$3,220	$1,976	$1,545

Earnings per share
Basic	$1.05	$.76	$.53	$.38
Diluted	$1.03	$.76	$.52	$.37

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001

Net Income	$3,883	$3,220	$1,976	$1,545

Other comprehensive income, net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale	261	46	273	(191)
Reclassification adjustment for (gains) losses recognized in income	(22)	(18)	(21)	(18)

Comprehensive Income	$4,122	$3,248	$2,228	$1,336

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders’ Equity

Balance at December 31, 2001	$64	$62,922	$(3,581)	$(1,774)	$(33,689)	$47,924	$172	$72,038

ESOP shares earned	—	161	157	—	—	—	—	318

Stock awards earned	—	—	—	367	—	—	—	367

Net income	—	—	—	—	—	3,883	—	3,883

Purchase of 57,979 shares of treasury stock	—	—	—	—	(1,268)	—	—	(1,268)

Dividends ($.26 per share)	—	—	—	—	—	(1,036)	—	(1,036)

Change in fair value of securities,net of income taxes and reclassification effects	—	—	—	—	—	—	239	239

Balance at June 30, 2002	$64	$63,083	$(3,424)	$(1,407)	$(34,957)	$50,771	$411	$74,541

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Six MonthsEnded June 30,
	2002	2001
Cash flows from operating activities
Net income	$3,883	$3,220
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	152	159
Net amortization of securities	119	9
Net gain on sales and calls of securities	(37)	(30)
Net gain on sale of real estate held for expansion	—	(286)
Provision for loan losses	61	123
ESOP compensation expense	318	266
Stock award compensation expense	367	360
Federal Home Loan Bank stock dividend	(297)	(130)
Net change in
Deferred loan origination fees	256	(240)
Accrued interest receivable and other assets	(218)	198
Other liabilities and deferred income taxes	(1,064)	(400)
Net cash from operating activities	3,540	3,249

Cash flows from investing activities

Purchase of securities available-for-sale	(6,495)	—
Purchase of securities held-to-maturity	(3,525)	(16,975)
Principal payments on mortgage backed and related securities	4,830	1,785
Proceeds from sales of securities available-for-sale	2,964	1,062
Proceeds from calls and maturities of securities	12,550	32,560
Net loan originations	(13,158)	(4,461)
Property and equipment expenditures	(812)	(100)
Proceeds from sale of real estate held for expansion	—	500
Purchase of Federal Home Loan Bank stock	—	(4,000)
Net cash from investing activities	(3,646)	10,371

Cash flows from financing activities
Net change in deposits	12,361	12,415
Net change in advances from Federal Home Loan Bank	5,585	—
Net change in advance payments by borrowers for insurance and taxes	242	15
Dividends paid	(1,045)	(1,223)
Purchase of treasury stock	(1,268)	(7,545)
Net cash from financing activities	15,875	3,662

Net change in cash and cash equivalents	15,769	17,282

Cash and cash equivalents at beginning of period	9,421	6,102

Cash and cash equivalents at end of period	$25,190	$23,384

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

First SecurityFed Financial, Inc. (the Company) is a Delaware corporation organized in July 1997 by First Security Federal Savings Bank (the Bank) in connection with the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses is particularly subject to change.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of June 30, 2002 and the results of its operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.  The annualized results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results expected in the full year ending December 31, 2002.  The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the year ended December 31, 2001 included in its Annual Report on Form 10-K.

The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the six and three month periods ended June 30, 2002 and 2001 is presented below (in thousands, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001

Basic earnings per share

Net income attributable to common shareholders	$3,883	$3,220	$1,976	$1,545

Total weighted average common shares outstanding	3,688	4,227	3,694	4,113

Basic earnings per share	$1.05	$.76	$.53	$.38

Earnings per share assuming dilution

Net income attributable to common shareholders	$3,883	$3,220	$1,976	$1,545

Weighted average common shares outstanding	3,688	4,227	3,694	4,113

Dilutive effect of assumed exercises:
Stock Awards	6	—	6	2
Incentive Stock Options	84	—	94	17

Weighted average common and dilutive potential common shares outstanding	3,778	4,227	3,794	4,132

Diluted earnings per share	$1.03	$.76	$.52	$.37

The Company’s outstanding stock options and stock awards were not considered in the six month 2001 computation of diluted earnings per share because the effects of assumed exercise would have been antidilutive.

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements.  The following is a summary of the Bank’s regulatory capital at June 30, 2002:

	Core Capital	Risk based Capital
	(In thousands)

Regulatory capital	$61,189	$64,059

Minimum capital requirement to be considered adequately capitalized	17,719	19,513

Excess regulatory capital over minimum requirement	$43,470	$44,546

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets at June 30, 2002 were $451.1 million compared to $431.3 million at December 31, 2001, an increase of $19.8 million. The increase in total assets was due primarily to increases of $12.8 million in loans receivable and $15.8 million in cash and cash equivalents partially offset by a decrease of $10.0 million in securities.

Net loans receivable increased by $12.8 million from $287.5 million at December 31, 2001 to $300.3 million at June 30, 2002. The increase was due to the disbursement of $9.6 million to fund construction loans as well as the disbursement of $44.1 million to fund mortgage loans and a net increase in equity line of credit loans of $5.5 million offset by $5.8 million in paydowns on construction loans and $40.6 million in paydowns on mortgage loans.

Securities decreased by $10.0 million from $114.0 million at December 31, 2001 to $104.0 million at June 30, 2002. The decrease was primarily due to the maturity and call of $12.6 million in agency securities, the sale of $3.0 million in municipal securities and paydowns of $4.8 million on mortgage backed securities partially offset by the purchase of $6.0 million in agency securities, $1.0 million in mortgage backed securities, and $3.0 million in municipal securities.

Cash and cash equivalents increased by $15.8 million due to the inflow of funds from the calls of securities, increased paydowns on mortgage-backed securities and the net increase in deposit accounts and Federal Home Loan Bank advances.  The funds were deposited in interest-bearing accounts with other financial institutions awaiting redeployment into mortgage loans and agency, municipal and mortgage-backed securities.

Total liabilities at June 30, 2002 were $376.6 million compared to $359.2 million at December 31, 2001, an increase of $17.4 million. The increase in liabilities was due primarily to increases of $12.3 million in deposits and $5.6 million in Federal Home Loan Bank advances partially offset by a decrease of $856,000 in accrued interest payable and other liabilities.

Deposits increased due to a special 13 month certificate being offered by the Bank and also due to the less volatile and less risky nature of deposit accounts in comparison to other types of consumer investment vehicles.  The Company utilized additional Federal Home Loan Bank advances due to the low rates being charged on these types of borrowings.  The proceeds were then used to fund a portion of the loan growth described above.

Shareholders’ equity at June 30, 2002 was $74.5 million compared to $72.0 million at December 31, 2001, an increase of $2.5 million. The increase in equity was due primarily to net income of $3.9 million for the period partially offset by the Company’s repurchase of outstanding common stock of $1.3 million. Equity at June 30, 2002 was also impacted by dividends on the Company’s common stock. A cash dividend of $514,000 was paid in April 2002 and a cash dividend of $522,000 was declared in June 2002. The $522,000 dividend was paid to shareholders in July 2002.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and June 30, 2001

General

Net income for the six months ended June 30, 2002 was $3.9 million, compared to net income of $3.2 million for the six months ended June 30, 2001, an increase of $663,000.  The increase in net income was primarily attributable to an increase in net interest income partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense. Basic earnings per share for the six months ended June 30, 2002 increased to $1.05 as compared to earnings per share of $0.76 for the six months ended June 30, 2001, an increase of 38.16%.  Diluted earnings per share for the six months ended June 30, 2002 increased to $1.03 as compared to diluted earnings per share of $0.76 for the six months ended June 30, 2001, an increase of 35.53%.  The increase in basic earnings per share is attributable to higher net income and a decrease in the average shares outstanding due to the Company’s repurchase of its common stock.

Interest Income

Interest income for the six months ended June 30, 2002 was $15.2 million, compared to $15.1 million for the six months ended June 30, 2001, an increase of $123,000.  Interest income on loans increased by $81,000 primarily due to an increase in the volume of loans receivable.   Even though there was an increase of 7% in the average balance of outstanding loans receivable in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, the increase in interest income on loans was significantly smaller due to the declining interest rate environment existing over the past year.  Interest income on mortgage-backed securities increased by $16,000 due to increases in the outstanding balances of mortgage-backed securities.  Interest income on other interest earning assets increased by $31,000 due to increases in the average balances of Federal Home Loan Bank stock, interest bearing accounts with the Federal Home Loan Bank and funds invested in overnight federal funds.

Interest Expense

Interest expense for the six months ended June 30, 2002 was $6.4 million compared to $7.6 million for the six months ended June 30, 2001, a decrease of $1.2 million.  Interest expense on deposits decreased by $1.7 million due to a decrease in the weighted average cost of deposits, reflecting lower market rates of interest.  Interest expense on Federal Home Loan Bank advances increased by $478,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision For Loan Losses

The provision for loan losses for the six months ended June 30, 2002 was $61,000 compared to $123,000 for the six months ended June 30, 2001, a decrease of $62,000.  The change was due in part to the recovery of $143,000, which the Company received in August 2001, from the liquidation of Allied Fidelity Insurance Company, which had guaranteed the principal and interest payments on a loan in which the Bank owned a participation interest.

Non-performing assets at June 30, 2002 totaled $1.5 million or 0.34% of assets as compared to $1.5 million or 0.36% of assets at June 30, 2001.  The Company did not write off any loans during the six month period ending June 30, 2002 and the loan loss allowance as of June 30, 2002 was $2.9 million, or 0.94% of gross loans.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments that differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the six months ended June 30, 2002 was $468,000 compared to $671,000 for the six months ended June 30, 2001, a decrease of $203,000. The decrease in noninterest income was due primarily to a $286,000 net gain on the sale of real estate held for expansion recorded in 2001 partially offset by an increase of $76,000 in other income.  The increase in other income is due primarily to changes made effective in January 2002 in non-sufficient fund and research fees charged by the Bank.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2002 was $3.4 million compared to noninterest expense of $3.2 million for the six months ended June 30, 2001, an increase of $188,000. Compensation and benefits expense increased by $151,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price, the hiring of additional bank personnel as a result of the continuing growth of the Bank and due to normal   annual salary adjustments for existing bank personnel. Occupancy and equipment expense decreased by $47,000 due to less expensive natural gas and other utility prices in 2002 as compared to 2001 and due to decreases in building maintenance such as snow plowing due to a milder winter in 2002 as compared to 2001.  Professional fees increased by $15,000 due to fees incurred in analyzing strategic opportunities.  Other operating expense increased by $48,000 primarily due to $17,000 in non-recurring fees to set up the Bank’s new debit card program and $17,000 in additional advertising expense.

Income Taxes

Income taxes were $2.0 million for the six months ended June 30, 2002 compared to $1.7 million for the six months ended June 30, 2001, an increase of $324,000. The increase in the provision for income taxes was primarily due to an increase of $987,000 in pretax earnings.  The effective tax rate on income for the six months ended June 30, 2002 was 33.74% compared to an effective tax rate of 33.92% for the six months ended June 30, 2001.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001

General

Net income for the three months ended June 30, 2002 was $2.0 million, compared to net income of $1.5 million for the three months ended June 30, 2001, an increase of $431,000.  The increase in net income was primarily attributable to increases in net interest income and noninterest income partially offset by increases in noninterest expense and income tax expense.  Basic earnings per share for the three months ended June 30, 2002 increased to $0.53 as compared to basic earnings per share of $0.38 for the three months ended June 30, 2001, an increase of 39.47%.  Diluted earnings per share for the three months ended June 30, 2002 increased to $0.52 as compared to diluted earnings per share of $0.37 for the three months ended June 30, 2001, an increase of 40.54%.  The increase in basic earnings per share is attributable to higher net income and a decrease in the average shares outstanding due to the Company’s repurchase of its common stock.

Interest Income

Interest income for the three months ended June 30, 2002 was $7.6 million, which remained fairly consistent with interest income for the three months ended June 30, 2001.  Interest income on loans increased by $23,000 primarily due to an increase in the volume of loans receivable.  Even though there was an increase of 6% in the average balance of outstanding loans receivable in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, the increase in interest income on loans was significantly smaller due to the declining interest rate environment existing over the past year.  Interest income on mortgage-backed securities increased by $13,000 due to increases in the outstanding balances of mortgage-backed securities.

Interest Expense

Interest expense for the three months ended June 30, 2002 was $3.2 million compared to $3.8 million for the three months ended June 30, 2001, a decrease of $597,000.  Interest expense on deposits decreased by $865,000 due to a decrease in the weighted average cost of deposits, reflecting lower market rates of interest.  Interest expense on Federal Home Loan Bank advances increased by $268,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2002 was $31,000 compared to $62,000 for the three months ended June 30, 2001, a decrease of $31,000.  The change was due in part to a recovery of $143,000, which the Company received in August 2001, from the liquidation of Allied Fidelity Insurance Company, which had guaranteed the principal and interest payments on a loan in which the Bank owned a participation interest.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans.  Such agencies may require the Bank to provide additions to the allowance based upon judgments that differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended June 30, 2002 was $268,000 compared to $217,000 for the three months ended June 30, 2001, an increase of $51,000.  The increase in noninterest income was due primarily to an increase of $46,000 in other income attributable to changes made effective in January 2002 in non-sufficient fund and research fees charged by the Bank.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2002 was $1.7 million as compared to noninterest expense of $1.6 million for the three months ended June 30, 2001, an increase of $115,000.  Compensation and benefits expense increased by $86,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price, the hiring of additional personnel as a result of the continuing growth of the Bank and due to normal annual salary adjustments for existing bank personnel.  Professional fees decreased by $17,000 primarily due to a decrease in the fees paid to the Company’s legal counsel.  Other operating expense increased by $49,000 primarily due to $17,000 in non-recurring fees to set up the Bank’s new debit card program and $10,000 in additional advertising expense.

Income Taxes

Income taxes were $944,000 for the three months ended June 30, 2002 compared to $778,000 for the three months ended June 30, 2001, an increase of $166,000.  The increase in the provision for income taxes was primarily due to an increase of $597,000 in pretax earnings.  The effective tax rate on income for the three months ended June 30, 2002 was 32.33% compared to an effective tax rate of 33.49% for the three months ended June 30, 2001.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, borrowings, and proceeds from principal and interest payments on loans and mortgage-backed securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  First Security generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $3.5 million and $3.2 million for the six months ended June 30, 2002 and June 30, 2001 respectively.  Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, offset by principal collections on loans, proceeds from calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and Federal Home Loan Bank advances partially offset by purchases of treasury stock and the payment of dividends.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.  At June 30, 2002, cash and short-term investments totaled $25.2 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

Commitments

At June 30, 2002, the Company had outstanding commitments to originate mortgage loans of $8.7 million, all of which had fixed interest rates.  As of the same date, the Company also had outstanding commitments to fund construction loans of $8.4 million, all of which had floating interest rates based on the prime rate and $14.9 million in unused lines of credit for home equity loans.  Finally, as of June 30, 2002, the Company had $14.9 million in unexercised commitments to extend credit on construction loans.  These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity, or through FHLB advances. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2002 totaled $133.0 million. Management believes, based on past experience that a significant portion of such deposits will remain with the Company.  Based on the foregoing, the Company considers its liquid resources sufficient to meet its outstanding short-term and long-term needs.   The Company estimates that the remodeling of the building in Rolling Meadows, to be used for the relocation and expansion of its branch, will cost $700,000.

 The Company also estimates that an additional $125,000 will be expended on new furniture, fixtures and equipment.

The following tables disclose contractual obligations and commercial commitments of the Company as of June 30, 2002 (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

FHLB Advances	$89,185	$9,000	$16,000	$38,185	$26,000

Total contractual obligations	$89,185	$9,000	$16,000	$38,185	$26,000

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Lines of Credit	$14,923	$1,608	$3,609	$9,706	—

Mortgage Loans	$8,664	$8,664	—	—	—

Construction Loans	$8,422	$8,422	—	—	—

Total commercial commitments	$32,009	$18,694	$3,609	$9,706	—

Unexercised Commitments to Extend Credit	$14,927	$14,927	—	—	—

Total Unexercised Commitments to Extend Credit	$14,927	$14,927	—	—	—

First Security is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At June 30, 2002, First Security was in compliance with all applicable capital requirements.  See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

New Accounting Pronouncements

A new accounting standard dealing with asset retirement obligations will apply for 2003.  The Company does not believe this standard will have a material effect on its financial position or results of operations.

Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in:  interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, prevailing real estate values, demographic changes, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Bank’s financial results, is included in the Bank’s filings with the Securities and Exchange Commission.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other non-certificate accounts. At June 30, 2002,  $121.6 million or 43.24% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans have terms of 15 years or less or carry adjustable interest rates. Third, the Company has recently used FHLB advances, to extend the term to repricing of its liabilities.  At June 30, 2002, the Company had $62.2 million of fixed rate advances with a remaining term to maturity of three years or more.  The average term to maturity or call of the Company’s fixed rate advances was 3.6 years at June 30, 2002.  Finally, the Company has recently increased its holdings of construction, multi-family, and commercial real estate loans.  These loans generally have shorter terms to maturity than one-to-four family residential loans.

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

On March 31, 2002, the yield on the three-month Treasury bill was 1.77%.   On December 31, 2001, the yield on the three-month Treasury bill was 1.72%.  As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarters ended March 31, 2002, and December 31, 2001.

Presented below, as of March 31, 2002 (most recent available information) and December 31, 2001, is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates up 300 basis points and down 100 basis points, in 100 point increments.

March 31,2002
Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NP V
(Basis Points)	(Dollars in Thousands)

+ 300	$60,015	$(32,277)	(35)%
+ 200	70,841	(21,451)	(23)
+ 100	81,906	(10,386)	(11)
—	92,292	—	—
- 100	99,333	7,041	8
- 200	—	—	—
- 300	—	—	—

December 31, 2001
Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NP V
(Basis Points)	(Dollars in Thousands)

+ 300	$65,973	$(30,323)	(31)%
+ 200	75,768	(20,528)	(21)
+ 100	86,167	(10,129)	(11)
—	96,296	—	—
- 100	102,825	6,529	7
- 200	—	—	—
- 300	—	—	—

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

PART II     OTHER INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

                    None

ITEM  2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

                    None

ITEM  3.     DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company’s stockholders, held on April 18, 2002, the stockholders considered the following proposals:

I.                   The election of three directors of the Company

II.                     The ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the fiscal year ending December 31, 2002.

The following directors were re-elected:

	For	Withheld	Total

Terry Gawryk	2,612,031	17,054	2,629,085
Jaroslav Sydorenko	2,617,331	11,754	2,629,085
Chrysta Wereszczak	2,617,331	11,754	2,629,085

The vote on proposal II was as follows:

	For	Against	Abstain	Non-Vote

Crowe Chizek	2,538,964	81,017	9,104	—

ITEM 5.                  OTHER INFORMATION

                                None

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K.

            a.                 Exhibits – See Index to Exhibits.

            b.                 Reports on Form 8-K.  No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC
(Registrant)

By: /s/ Julian E. Kulas
Julian E. Kulas
Principal Executive Officer
August 14, 2002

By: /s/ Harry Kucewicz
Harry Kucewicz
Chief Financial and Accounting Officer
August 14, 2002

Index to Exhibits

Exhibit Number		Description of Document

10	Executive Compensation Plans and Agreement
	(a)*	Employment Agreement between Julian E. Kulas and the Bank

	(b)*	Change-In-Control Severance Agreement between Harry I. Kucewicz and the Bank

	(c)*	Change-In-Control Severance Agreement between Mary H. Korb and the Bank

	(d)*	Change-In-Control Severance Agreement between Irene S. Subota and the Bank

	(e)*	Change-In-Control Severance Agreement between Adrian Hawryliw and the Bank

	(h)	Change-In-Control Severance Agreement between Paul T. Bandriwsky and the Bank

99.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349)

*Filed herewith as amended and restated from the original agreement filed as an exhibit to the Company’s Form S-1 Registration Statement filed on July 21, 1997 (File No. 333-31739).