Form 10-Q
period 2002-09-30
FIRST SECURITYFED FINANCIAL INC
filed 2002-11-15
CIK 1042534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM  10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2002

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

YES       ☒          NO       ☐

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2002
Common Stock, par value $0.01	3,969,563 shares

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$8,446	$7,070
Interest-bearing deposit accounts in other financial institutions	2,576	1,423
Federal funds sold	5,604	928
Total cash and cash equivalents	16,626	9,421

Securities available-for-sale	37,293	21,741
Securities held-to-maturity (fair value of $79,070 in 2002 and $92,579 in 2001)	76,812	92,216
Loans, net of allowance for loan losses	309,085	287,450
Federal Home Loan Bank stock, at cost	14,614	12,162
Premises and equipment, net	3,912	3,204
Accrued interest receivable	3,479	3,177
Other assets	1,084	1,904
Total assets	$462,905	$431,275

LIABILITIES
Deposits
Non-interest-bearing	$9,913	$10,069
Interest-bearing	277,366	258,788
Total deposits	287,279	268,857
Advance payments by borrowers for taxes and insurance	4,468	2,880
Advances from Federal Home Loan Bank	94,220	83,600
Accrued interest payable and other liabilities	2,113	3,900
Total liabilities	388,080	359,237

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	63,174	62,922
Unearned ESOP shares	(3,347)	(3,581)

Unearned stock awards

(1,207

)

(1,774

)

Treasury stock, at cost; (2,414,789 shares in 2002 and 2,269,310 shares in 2001)	(36,864)	(33,689)
Retained earnings	52,313	47,924
Accumulated other comprehensive income	692	172

Total shareholders’ equity	74,825	72,038

Total liabilities and shareholders’ equity	$462,905	$431,275

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001
Interest income
Loans	$17,747	$17,515	$6,053	$5,901
Securities	3,436	3,406	1,112	1,077
Mortgage-backed securities	1,268	1,209	411	369
Other interest-earning assets	556	556	212	244
Total interest income	23,007	22,686	7,788	7,591

Interest expense
Deposits	6,134	8,578	1,987	2,761
FHLB advances	3,442	2,668	1,209	913
Total interest expense	9,576	11,246	3,196	3,674
Net interest income	13,431	11,440	4,592	3,917

Provision for loan losses	94	144	33	21
Net interest income after provision for loan losses	13,337	11,296	4,559	3,896

Noninterest income
Net gain on sale of securities	37	32	—	2
Net gain on sale of real estate held for expansion	—	286	—	—
Other income	664	507	233	152
Total noninterest income	701	825	233	154

Noninterest expense
Compensation and benefits	3,253	2,994	1,106	998
Occupancy and equipment expense	509	550	175	169
Data processing expense	293	271	97	91
Federal deposit insurance premiums	108	100	36	34
Professional fees	135	122	33	34
Other operating expenses	763	761	228	275
Total noninterest expense	5,061	4,798	1,675	1,601

Income before income tax provision	8,977	7,323	3,117	2,449

Provision for income taxes	3,029	2,473	1,052	820

Net income	$5,948	$4,850	$2,065	$1,629

Earnings per share
Basic	$1.62	$1.18	$.57	$.42
Diluted	$1.59	$1.17	$.56	$.41

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001

Net Income	$5,948	$4,850	$2,065	$1,629

Other comprehensive income, net of tax:
Change in unrealized holding gains on securities available-for-sale, net of tax	542	308	281	261
Reclassification adjustment for (gains) losses recognized in income, net of tax	(22)	(20)	0	(1)

Comprehensive Income	$6,468	$5,138	$2,346	$1,889

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders’ Equity

Balance at December 31, 2001	$64	$62,922	$(3,581)	$(1,774)	$(33,689)	$47,924	$172	$72,038

ESOP shares earned	—	252	234	—	—	—	—	486

Stock awards earned	—	—	—	567	—	—	—	567

Net income	—	—	—	—	—	5,948	—	5,948

Purchase of 145,479 shares of treasury stock	—	—	—	—	(3,175)	—	—	(3,175)

Dividends ($.39 per share)	—	—	—	—	—	(1,559)	—	(1,559)

Change in fair value of securities, net of income taxes and reclassification effects	—	—	—	—	—	—	520	520

Balance at September 30, 2002	$64	$63,174	$(3,347)	$(1,207)	$(36,864)	$52,313	$692	$74,825

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$5,948	$4,850
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization of intangibles	229	240
Net amortization of securities	183	32
Net (gain)/loss on sales and calls of securities	(37)	(32)
Net (gain)/loss on sale of real estate held for expansion	—	(286)
Provision for loan losses	94	144
ESOP compensation expense	486	420
Stock award compensation expense	567	541
Federal Home Loan Bank stock dividend	(452)	(196)
Net change in
Deferred loan origination fees	315	(311)
Accrued interest receivable and other assets	518	(232)
Other liabilities and deferred income taxes	(2,016)	64
Net cash from operating activities	5,835	5,234

Cash flows from investing activities

Purchase of securities available-for-sale	(24,119)	—
Purchase of securities held-to-maturity	(3,525)	(43,276)
Principal payments on mortgage backed and related securities	6,138	3,187
Proceeds from sales of securities available-for-sale	2,964	1,062
Proceeds from calls and maturities of securities	19,100	44,480
Net loan originations	(22,165)	(10,305)
Property and equipment expenditures	(913)	(85)
Proceeds from sale of real estate held for expansion	—	500
Purchase of Federal Home Loan Bank stock	(2,000)	(6,000)
Net cash from investing activities	(24,520)	(10,437)

Cash flows from financing activities
Net change in deposits	18,422	18,687
Net change in advances from Federal Home Loan Bank	10,620	6,000
Net change in advance payments by borrowers for insurance and taxes	1,588	1,241
Dividends paid	(1,565)	(1,795)
Purchase of treasury stock	(3,175)	(10,841)
Net cash from financing activities	25,890	13,292

Net change in cash and cash equivalents	7,205	8,089

Cash and cash equivalents at beginning of period	9,421	6,102

Cash and cash equivalents at end of period	$16,626	$14,191

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.  The annualized results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results expected in the full year ending December 31, 2002.  The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the year ended December 31, 2001 included in its Annual Report on Form 10-K.

The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 – EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the nine and three month periods ended September 30, 2002 and 2001 is presented below (in thousands, except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001

Basic earnings per share

Net income attributable to common shareholders	$5,948	$4,850	$2,065	$1,629

Total weighted average common shares outstanding	3,665	4,123	3,621	3,916

Basic earnings per share	$1.62	$1.18	$.57	$.42

Earnings per share assuming dilution

Net income attributable to common shareholders	$5,948	$4,850	$2,065	$1,629

Weighted average common shares outstanding	3,665	4,123	3,621	3,916

Dilutive effect of assumed exercises:
Stock Awards	5	1	4	5
Incentive Stock Options	77	13	89	56
Weighted average common and dilutive potential common shares outstanding	3,747	4,137	3,714	3,977

Diluted earnings per share	$1.59	$1.17	$.56	$.41

NOTE 3 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements.  The following is a summary of the Bank’s regulatory capital at September 30, 2002:

	Core Capital	Risk-based Capital
	(In thousands)

Regulatory capital	$63,518	$66,426

Minimum capital requirement to be considered adequately capitalized	18,226	20,186

Excess regulatory capital over minimum requirement	$45,292	$46,240

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets at September 30, 2002 were $462.9 million compared to $431.3 million at December 31, 2001, an increase of $31.6 million. The increase in total assets was due primarily to increases of $21.6 million in loans receivable, $7.2 million in cash and cash equivalents, and $2.4 million in Federal Home Loan Bank stock.

Net loans receivable increased by $21.6 million from $287.5 million at December 31, 2001 to $309.1 million at September 30, 2002.  The increase was due to the disbursement of $15.5 million to fund construction loans and $70.3 million to fund mortgage loans, and net increases in equity line of credit loans of $9.3 million and share loans of $200,000 partially offset by $12.1 million in paydowns on construction loans and $61.6 million in paydowns on mortgage loans.

Cash and cash equivalents increased by $7.2 million due to the inflow of funds from the calls of securities, increased paydowns on mortgage-backed securities and the net increase in deposit accounts and Federal Home Loan Bank advances.  The funds were deposited in overnight federal funds and interest-bearing accounts with other financial institutions awaiting redeployment into mortgage loans and agency, municipal and mortgage-backed securities.

Federal Home Loan Bank stock increased by $2.4 million primarily due to stock purchases by the Bank.  Also contributing to this increase in stock were stock dividends received from the Federal Home Loan Bank.  The stock issued by the Federal Home Loan Bank is liquid and pays a competitive quarterly dividend.

Total liabilities at September 30, 2002 were $388.1 million compared to $359.2 million at December 31, 2001, an increase of $28.9 million.  The increase in liabilities was due primarily to increases of $18.4 million in deposits, $10.6 million in Federal Home Loan Bank advances and $1.6 million in advance payments by borrowers for taxes and insurance partially offset by a decrease of $1.8 million in accrued interest payable and other liabilities.

Deposits increased due to a special 13 month certificate being offered by the Bank and also due to the less volatile and less risky nature of deposit accounts in comparison to other types of consumer investment vehicles.  The Bank utilized additional Federal Home Loan Bank advances due to the low rates being charged on these types of borrowings.  The proceeds were then used to fund a portion of the loan growth described above.

Shareholders’ equity at September 30, 2002 was $74.8 million compared to $72.0 million at December 31, 2001, an increase of $2.8 million.  The increase in equity was due primarily to net income of $5.9 million for the period partially offset by the Company’s repurchase of outstanding common stock of $3.2 million.  Equity at September 30, 2002 was also impacted by dividends on the Company’s common stock.  Three dividends totaling $1.6 million were declared during the nine month period ended September 30, 2002.  The dividends were paid to stockholders in April, July, and October 2002.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and September 30, 2001

General

Net income for the nine months ended September 30, 2002 was $5.9 million, compared to net income of $4.9 million for the nine months ended September 30, 2001, an increase of $1.0 million.  The increase in net income was primarily attributable to an increase in net interest income partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense.  Basic earnings per share for the nine months ended September 30, 2002 increased to $1.62 as compared to basic earnings per share of $1.18 for the nine months ended September 30, 2001, an increase of 37.29%.  Diluted earnings per share for the nine months ended September 30, 2002 increased to $1.59 as compared to diluted earnings per share of $1.17 for the nine months ended September 30, 2001, an increase of 35.90%.  The increase in basic earnings per share is attributable to higher net income and a decrease in the average shares outstanding due to the Company’s repurchase of its common stock.

Interest Income

Interest income for the nine months ended September 30, 2002 was $23.0 million, compared to interest income of $22.7 million for the nine months ended September 30, 2001, an increase of $321,000.  Interest income on loans increased by $232,000 primarily due to an increase in the volume of loans receivable.   Even though there was an increase of 6.4% in the average balance of outstanding loans receivable in the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, the increase in interest income on loans was significantly offset by the declining interest rate environment existing over the past year.  Interest income on mortgage-backed securities increased by $59,000 due to increases in the outstanding balances of mortgage-backed securities.  Interest income on securities increased by $30,000 due to increases in the average outstanding balances.

Interest Expense

Interest expense for the nine months ended September 30, 2002 was $9.6 million compared to $11.2 million for the nine months ended September 30, 2001, a decrease of $1.6 million.  Interest expense on deposits decreased by $2.4 million due to a decrease in the weighted average cost of deposits, reflecting lower market rates of interest.  Interest expense on Federal Home Loan Bank advances increased by $774,000 due to increases in the average balance of Federal Home Loan Bank advances which were used to fund loan growth.

Provision For Loan Losses

The provision for loan losses for the nine months ended September 30, 2002 was $94,000.  Non-performing assets at September 30, 2002 totaled $1.98 million or 0.43% of assets.  The Company did not write off any loans during the nine month period ending September 30, 2002 and the loan loss allowance as of September 30, 2002 was $2.9 million, or 0.93% of gross loans, compared with $2.8 million at December 31, 2001 or .96% of gross loans.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments that differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the nine months ended September 30, 2002 was $701,000 compared to noninterest income of $825,000 for the nine months ended September 30, 2001, a decrease of $124,000. The decrease in noninterest income was due primarily to a $286,000 net gain on the sale of real estate held for expansion recorded in 2001 partially offset by an increase of $159,000 in other income.  The increase in other income is due primarily to changes made effective in January 2002 relative to non-sufficient fund, research, account maintenance and other service fees charged by the Bank.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2002 was $5.1 million compared to noninterest expense of $4.8 million for the nine months ended September 30, 2001, an increase of $263,000. Compensation and benefits expense increased by $259,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price, the hiring of additional bank personnel as a result of the continuing growth of the Bank and due to normal annual salary adjustments for existing bank personnel. Occupancy and equipment expense decreased by $41,000 due to less expensive natural gas and other utility prices in 2002 as compared to 2001 and due to decreases in building maintenance such as snow plowing due to a milder winter in 2002 as compared to 2001.

Income Taxes

Income taxes were $3.0 million for the nine months ended September 30, 2002 compared to $2.5 million for the nine months ended September 30, 2001, an increase of $556,000. The increase in the provision for income taxes was primarily due to an increase of $1.6 million in pretax earnings.  The effective tax rate on income for the nine months ended September 30, 2002 was 33.73% compared to an effective tax rate of 33.77% for the nine months ended September 30, 2001.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and September 30, 2001

General

Net income for the three months ended September 30, 2002 was $2.1 million, compared to net income of $1.6 million for the three months ended September 30, 2001, an increase of $436,000.  The increase in net income was primarily attributable to increases in net interest income and noninterest income partially offset by increases in noninterest expense and income tax expense.  Basic earnings per share for the three months ended September 30, 2002 increased to $0.57 as compared to basic earnings per share of $0.42 for the three months ended September 30, 2001, an increase of 35.71%.  Diluted earnings per share for the three months ended September 30, 2002 increased to $0.56 as compared to diluted earnings per share of $0.41 for the three months ended September 30, 2001, an increase of 36.59%.  The increase in basic earnings per share is attributable to higher net income and a decrease in the average shares outstanding due to the Company’s repurchase of its common stock.

Interest Income

Interest income for the three months ended September 30, 2002 was $7.8 million, as compared to interest income of $7.6 million for the three months ended September 30, 2001, an increase of $197,000.  Interest income on loans increased by $152,000 primarily due to an increase in the volume of loans receivable.  Even though there was an increase of 7.95% in the average balance of outstanding loans receivable in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, the increase in interest income on loans was significantly offset by the declining interest rate environment existing over the past year.  Interest income on securities increased by $35,000 and interest income on mortgage-backed securities increased by $42,000 due to increases in the outstanding balances of these various types of securities.  Interest income on other interest-earning assets decreased by $32,000 primarily due to decreases both in the average outstanding balances of federal funds sold and in the yield earned on these overnight federal funds.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $3.2 million compared to interest expense of $3.7 million for the three months ended September 30, 2001, a decrease of $478,000.  Interest expense on deposits decreased by $774,000 due to a decrease in the weighted average cost of deposits, reflecting lower market rates of interest.  Interest expense on Federal Home Loan Bank advances increased by $296,000 due to increases in the balances of Federal Home Loan Bank advances which were used to fund loan growth.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2002 was $33,000.  On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans.  Such agencies may require the Bank to provide additions to the allowance based upon judgments that differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2002, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended September 30, 2002 was $233,000 compared to noninterest income of $154,000 for the three months ended September 30, 2001, an increase of $79,000.  The increase in noninterest income was due primarily to an increase of $81,000 in other income attributable to changes made effective in January 2002 relative to non-sufficient funds, research, account maintenance and other services fees charged by the Bank.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2002 was $1.7 million compared to noninterest expense of $1.6 million for the three months ended September 30, 2001, an increase of $74,000.  Compensation and benefits expense increased by $108,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price, the hiring of additional personnel as a result of the continuing growth of the Bank and due to normal annual salary adjustments for existing bank personnel.  Other operating expense decreased by $47,000 primarily due to a $19,000 decrease in fees paid to outside inspectors for monitoring the progress of work on the construction loans made by the Bank.  There was also a decrease of $10,000 in ATM expense resulting from the combination of the ATM switch contracts for the Bank’s Chicago and Philadelphia offices.  Also contributing to the decrease in other operating expense was a $15,000 decrease in printing fees and office supply expense.

Income Taxes

Income taxes were $1,052,000 for the three months ended September 30, 2002 compared to $820,000 for the three months ended September 30, 2001, an increase of $232,000.  The increase in the provision for income taxes was primarily due to an increase of $668,000 in pretax earnings.  The effective tax rate on income for the three months ended September 30, 2002 was 33.75% compared to an effective tax rate of 33.48% for the three months ended September 30, 2001.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $5.8 million and $5.2 million for the nine months ended September 30, 2002 and September 30, 2001 respectively.  Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, offset by principal collections on loans, proceeds from calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and Federal Home Loan Bank advances partially offset by purchases of treasury stock and the payment of dividends.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.  At September 30, 2002, cash and short-term investments totaled $16.6 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

Commitments

At September 30, 2002, the Company had outstanding commitments to originate mortgage loans of $7.8 million, all of which had fixed interest rates.  As of the same date, the Company also had outstanding commitments to fund construction loans of $6.5 million, all of which had floating interest rates based on the prime rate, and $15.0 million in unused lines of credit for home equity loans.  Finally, as of September 30, 2002, the Company had $8.4 million in unexercised commitments to extend credit on construction loans.  These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity, or through FHLB advances. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2002 totaled $132.7 million. Management believes, based on past experience that a significant portion of such deposits will remain with the Company.  Based on the foregoing, the Company considers its liquid resources sufficient to meet its outstanding short-term and long-term needs.   The Company estimates that the remodeling of the building in Rolling Meadows, to be used for the relocation and expansion of its branch, will cost $700,000.  The Company also estimates that an additional $125,000 will be expended on new furniture, fixtures and equipment.  During the third quarter of 2002, the Bank implemented a secured letter of credit program.  The outstanding letters of credit are fully secured by customer’s deposit accounts at the Bank.  At September 30, 2002, the Bank had outstanding secured letters of credit of $232,000.

The following tables disclose contractual obligations and commercial commitments of the Company as of September 30, 2002 (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

FHLB Advances	$94,220	$4,000	$18,000	$46,220	$26,000

Total contractual obligations	$94,220	$4,000	$18,000	$46,220	$26,000

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Lines of Credit	$15,046	$6,358	$5,192	$1,445	2,051

Mortgage Loans	$7,837	$7,837	—	—	—

Construction Loans	$6,546	$6,546	—	—	—

Letters of Credit	$232	$227	—	$5	—

Total commercial commitments	$29,661	$20,968	$5,192	$1,450	2,051

Unexercised Commitments to Extend Credit	$8,374	$8,374	—	—	—

Total Unexercised Commitments to Extend Credit	$8,374	$8,374	—	—	—

First Security is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At September 30, 2002, First Security was in compliance with all applicable capital requirements.  See Note 3 of the Notes to Condensed Consolidated Financial Statements.

Impact of Inflation and Changing Prices

The condensed consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United State of America, which require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the current interest rate environment, the liquidity and maturity structure and quality of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

New Accounting Pronouncements

On October 1, 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 is effective October 1, 2002, and may be early applied.  SFAS No. 147 supersedes SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.”  SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises.  Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.”  If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement.  Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements.  The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company’s consolidated financial position or result of operations.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other non-certificate accounts. At September 30, 2002,  $126.8 million or 44.14% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans have terms of 15 years or less or carry adjustable interest rates. Third, the Company has recently used FHLB advances to extend the term to repricing of its liabilities.  At September 30, 2002, the Company had $72.2 million of fixed rate advances with a remaining term to maturity of three years or more.  The average term to maturity or call of the Company’s fixed rate advances was 3.3 years at September 30, 2002.  Finally, the Company has recently increased its holdings of construction, multi-family, and commercial real estate loans.  These loans generally have shorter terms to maturity than one-to-four family residential loans.

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

On June 30, 2002, the yield on the three-month Treasury bill was 1.69%.   On December 31, 2001, the yield on the three-month Treasury bill was 1.72%.  As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarters ended June 30, 2002, and December 31, 2001.

Presented below, as of June 30, 2002 (most recent available information) and December 31, 2001, is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates up 300 basis points and down 100 basis points, in 100 point increments.

June 30, 2002

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NPV
(Basis Points)	(Dollars in Thousands)

+ 300	$56,757	$(24,798)	(30)%
+ 200	67,227	(14,328)	(18)
+ 100	75,416	(6,139)	(8)
—	81,555	—	—
- 100	85,086	3,531	4
- 200	—	—	—
- 300	—	—	—

December 31,2001

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NPV
(Basis Points)	(Dollars in Thousands )

+ 300	$65,973	$(30,323)	(31)%
+ 200	75,768	(20,528)	(21)
+ 100	86,167	(10,129)	(11)
—	96,296	—	—
- 100	102,825	6,529	7
- 200	—	—	—
- 300	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, have conducted  an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits - See Index to Exhibits.

b.	Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC
(Registrant)

/s/ Julian E. Kulas
Julian E. Kulas
Principal Executive Officer
November 12, 2002

/s/ Harry Kucewicz
Harry Kucewicz
Chief Financial and Accounting Officer
November 12, 2002

CERTIFICATIONS

I, Julian E. Kulas, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of First SecurityFed Financial, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Julian E. Kulas
Julian E. Kulas,
Principal Executive Officer

I, Harry Kucewicz, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of First SecurityFed Financial, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Harry Kucewicz
Harry Kucewicz,
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description of Document

99.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349)