Form 10-K
period 2002-12-31
FIRST SECURITYFED FINANCIAL INC
filed 2003-03-31
CIK 1042534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

YES ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the act).

YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2002 was $62.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 14, 2003, the Registrant had 3,952,754 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2002.

PART III of Form 10-K - Proxy Statement for 2003 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

First SecurityFed Financial, Inc. (“First SecurityFed” or the “Company”), and its wholly owned subsidiary, First Security Federal First Savings Bank (“First Security” or the “Bank”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission (“SEC”).  These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in First SecurityFed’s reports to shareholders and in other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

i

PART I

Item 1 .  Business

General

First SecurityFed is a Delaware corporation that was formed in 1997 by the Bank for the purpose of becoming a savings and loan holding company.  The Company owns all of the outstanding capital stock of the Bank.

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

Market Area

Our main office is located in Chicago, Illinois and our branch offices are located in Chicago, Illinois, Philadelphia, Pennsylvania and Palatine, Illinois.

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

Our northwest suburban Chicago branch was opened in 1977 in Rolling Meadows, Illinois, and in December 2002 relocated to a new facility in nearby Palatine, Illinois.  Over the last 20 years, the northwest suburban area of Chicago has experienced significant population and commercial growth.  However, as a result of competition, the branch’s deposit and loan growth has been modest.  In December 2002, the Bank completed the remodeling of a building in Palatine, Illinois for its relocated northwest suburban office.  The remodeled office is located in very close proximity to the Bank’s Rolling Meadows branch, but is a larger facility located on one acre of land enabling the Bank to offer drive-up lanes, 24-hour ATM service and a night depository.  The new branch was opened to service the public in January 2003 and the Rolling Meadows facility was closed at that time.

Lending Activities

General.   Our principal lending activity is originating for our portfolio fixed and, to a much lesser extent, adjustable rate (“ARM”) mortgage loans secured by one- to four-family residences located primarily in our market area.  First Security also originates multi-family and commercial real estate, construction, home equity, consumer and other loans in its market area. At December 31, 2002, our net loans receivable totaled $301.6 million.  See “- Originations of Loans.”

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$188,449	59.46%	$207,067	68.60%	$212,863	75.32%	$200,201	80.58%	$182,452	82.23%
Construction	32,486	10.25	23,371	7.74	11,745	4.16	3,800	1.53	—	—
Multi-family	33,464	10.56	28,659	9.50	19,272	6.82	13,389	5.39	11,313	5.10
Commercial	31,182	9.84	24,546	8.13	20,845	7.38	15,304	6.16	11,535	5.20
Mixed use (1)	21,026	6.63	7,931	2.63	8,972	3.17	9,084	3.65	9,898	4.46
Total real estate loans	306,607	96.74	291,574	96.60	273,697	96.85	241,778	97.31	215,198	96.99

Consumer loans:
Share loans	1,135	0.36	1,004	0.33	1,368	0.48	1,164	0.47	1,091	0.49
Automobile	—	—	—	—	—	—	3	0.01	14	0.01
Home equity	8,704	2.75	8,847	2.93	7,147	2.53	5,103	2.05	5,158	2.32
Home improvement	—	—	—	—	—	—	—	—	10	0.01
Other	482	0.15	398	0.14	383	0.14	402	0.16	398	0.18
Total consumer loans	10,321	3.26	10,249	3.40	8,898	3.15	6,672	2.69	6,671	3.01
Total loans	316,928	100.00%	301,823	100.00%	282,595	100.00%	248,450	100.00%	221,869	100.00%
Less:
Construction loans in process	10,227		9,576		2,777		3,467		—
Deferred fees and discounts	2,122		1,991		1,803		1,500		1,489
Allowance for losses	2,937		2,806		2,561		2,315		2,069
Total loans receivable, net	$301,642		$287,450		$275,454		$241,168		$218,311

(1) Mixed use refers to real estate on which the borrower both resides and conducts a business.

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$183,393	57.86%	$202,753	67.18%	$204,971	72.53%	$193,552	77.90%	$175,246	78.99%
Multi-family	33,464	10.56	28,659	9.50	19,272	6.82	13,389	5.39	11,313	5.10
Commercial	22,910	7.23	16,615	5.50	15,740	5.57	12,668	5.10	8,625	3.89
Mixed use(1)	11,463	3.62	7,931	2.63	8,972	3.17	9,084	3.66	9,444	4.26
Total real estate loans	251,230	79.27	255,958	84.81	248,955	88.09	228,693	92.05	204,628	92.24
Consumer	1,617	0.51	1,402	0.46	1,751	0.62	1,569	0.63	1,513	0.68
Loans secured by leases	—	—	—	—	—	—	—	—	—	—
Total fixed-rate loans	252,847	79.78	257,360	85.27	250,706	88.71	230,262	92.68	206,141	92.92
Adjustable-Rate Loans
Real estate:
One-to-four-family	5,056	1.60	4,314	1.43	7,892	2.79	6,649	2.68	7,206	3.25
Multi-family	—	—	—	—	—	—	—	—	—	—
Commercial	17,835	5.62	7,931	2.63	5,105	1.81	2,636	1.06	2,910	1.31
Mixed use (1)	—	—	—	—	—	—	—	—	454	0.20
Construction	32,486	10.25	23,371	7.74	11,745	4.16	3,800	1.53	—	—
Home Equity	8,704	2.75	8,847	2.93	7,147	2.53	5,103	2.05	5,158	2.32
Total adjustable-rate loans	64,081	20.22	44,463	14.73	31,889	11.29	18,188	7.32	15,728	7.08
Total loans	316,928	100.00%	301,823	100.00%	282,595	100.00%	248,450	100.00%	221,869	100.00%
Less:
Construction loans in process	10,227		9,576		2,777		3,467		—
Deferred fees and discounts	2,122		1,991		1,803		1,500		1,489
Allowance for losses	2,937		2,806		2,561		2,315		2,069
Total loans receivable, net	$301,642		$287,450		$275,454		$241,168		$218,311

(1) Mixed use refers to real estate on which the borrower both resides and conducts a business.

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at December 31, 2002.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the final payment is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

Due During Years Ending December 31,	One- to four-family Residential		Multi-family, Construction and Commercial Real Estate		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2003	$1,788	8.29%	$40,819	6.76%	$557	8.61%	$43,164	6.80%
2004 to 2005	6,439	7.77	23,754	8.20	3,992	8.19	34,185	7.72
2006 and 2007	10,180	6.94	42,306	7.58	5,772	8.11	58,258	7.19
2008 to 2012	13,491	7.15	4,989	8.22	—	—	18,480	7.43
2013 to 2022	55,362	6.84	3,250	8.26	—	—	58,612	6.91
2023 and following	101,189	7.32	3,040	7.55	—	—	104,229	7.33
Total	$188,449	7.17	$118,158	7.46	$10,321	8.14	$316,928	7.20

The total amount of loans due after December 31, 2003 that have predetermined interest rates is $257.3 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $16.5 million.

Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans).  At December 31, 2002, based on the above, the Bank’s regulatory loans-to-one borrower limit was approximately $9.9 million.  On the same date, the Bank had no borrowers with outstanding balances in excess of this amount.   As of December 31, 2002, the largest dollar amount outstanding or committed to be lent to one borrower, or group of related borrowers, was $2.3 million, secured by two commercial buildings in the metropolitan Chicago area.  At December 31, 2002, this loan was performing in accordance with its terms.  As of the same date, there were 38 other lending relationships with carrying values in excess of $1.0 million.

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

One- to Four-Family Residential Real Estate Lending.   The cornerstone of our lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Bank focused its residential lending activities on fixed-rate loans with terms up to 30 years.  In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to offer 15-year and 10-year fixed-rate loans as well as ARMs (although, as a result of customer preference, the ARM loan volume has been limited).  Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.  All mortgage loans currently originated by the Bank are retained and serviced by it.

We currently offer fixed-rate one-to-four family mortgage loans with maturities from 10 to 30 years.  We also offer fixed-rate balloon products with a 30-year amortization schedule that are due in five years and which, under certain circumstances, may be extended for an additional term of up to five years, as applicable.  As of December 31, 2002, we had $8.6 million of fixed rate loans with original terms of 10 years or less (most of which were three- or five-year balloon loans), $68.9 million of fixed-rate loans with original terms of 10-15 years and $105.9 million of fixed rate loans with original terms of more than 15 years.  See “– Originations of Loans.”

We also originate fixed-rate home equity loans with terms of up to ten years. These loans are written so that the total balance does not exceed the lesser of $50,000 or 80% of the appraised value of the security property when combined with the balance of the first mortgage lien.  At December 31, 2002, we had $2.3 million of home equity loans, all of which are classified in the tabular data as one- to four-family residential loans.

The Bank also offers ARM loans, which carry interest rates that adjust at a margin (generally 250 basis points) over the yield on the One-Year and the Three-Year Average Monthly U.S. Treasury Constant Maturity Indexes (“CMT”).   Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for a cap on annual interest rate changes of 200 basis points and a lifetime cap generally of 600 basis points over the initial rate.  Initial interest rates offered on our ARM loans may be approximately 100-150 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate.   As a result, the risk of default on these loans may increase as interest rates increase. At December 31, 2002, one- to four-family ARMs totaled $5.1 million or 1.60% of the Bank’s total loan portfolio.

We generally lend up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided, however, that private mortgage insurance is obtained in an amount sufficient to reduce our exposure to not more than 80% of the sales price or appraised value, as applicable.   The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property.   Non-owner occupied one- to four-family loans may pose a greater risk to the Bank than traditional owner occupied one- to four-family loans.  In underwriting one- to four-family residential real estate loans, we currently evaluate the borrower’s ability to make principal, interest and escrow payments, the borrower’s credit history, the value of the property that will secure the loan and debt to income ratios.

Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization.  Our underwriting practices do not comply in every way with those required by most purchasers in the secondary market.  For instance, the Bank, on occasion, will lend to borrowers that have income/debt service ratios below that required by many secondary market purchasers.  In that event, we require that the borrower have other attributes that justify approving a loan, such as a favorable repayment record with the Bank on previous lending relationships, favorable cash flow, a low loan to value ratio or other assets that can be used as additional collateral.  We have found that non-compliance with secondary market standards at the time of origination does not in and of itself cause credit problems, since the Bank has engaged in this type of lending for many years and our overall delinquency experience on these loans has been satisfactory to date.  In addition, these loans, once seasoned, generally are saleable on the secondary market.  Furthermore, we have found that these policies and procedures help us maintain and improve our customer relations and the Bank’s reputation in the communities we serve.

While we seek to originate most of our one- to four-family residential loans in amounts that are less than or equal to the applicable Federal Home Loan Mortgage Corporation maximum, we do make one- to four-family residential loans in amounts in excess of such maximum.  Our delinquency experience on such loans has been similar to our experience on our other residential loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Multi-family and Commercial Real Estate Lending.    In order to increase the yield of its loan portfolio and to complement residential lending opportunities, the Bank originates permanent multi-family and commercial real estate loans secured by properties in its primary market area.   As a result of the strong economy in our Chicago market area, increased customer demand and an increased emphasis on this lending on our part, we have been able to increase our holdings of these types of loans over the last several years.  At December 31, 2002, we had multi-family loans totaling $33.5 million, or 10.56% of our total loan portfolio, and $52.2 million in commercial and mixed use real estate loans, representing 16.47% of the total loan portfolio.

Our multi-family loan portfolio consists primarily of loans secured by 24 or fewer units.  Our commercial real estate loans are secured primarily by retail stores, small office buildings, store/apartment complexes, taverns and store front offices.

Our multi-family real estate loans generally carry a maximum term of five years and have fixed rates; most of these loans are five-year balloons with a 25-year or more amortization schedule.  These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property.  Most of our commercial real estate loans are five-year balloon loans with fixed rates of interest. Included in our commercial real estate loans are lines of credit with outstanding balances of $17.8 million secured by commercial real estate with floating interest rates tied to the prime rate of interest.  Commercial real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property.

Appraisals on properties securing multi-family and commercial real estate loans in excess of $250,000 are performed by an independent appraiser designated by us at the time the loan is made.  All appraisals on multi-family and commercial real estate loans are reviewed by the loan committee.  In addition, our underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property.  We obtain personal guarantees on these loans.

At December 31, 2002, our largest commercial real estate or multi-family or construction loan outstanding totaled $2.2 million and was secured by a 24 unit apartment building located in Chicago, Illinois.  The loan was performing in accordance with its terms as of that date.

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

Construction Lending.  We originate construction loans to builders, developers and individuals to finance development of one- to four-family, multi-family and, to a lesser extent, small commercial properties.  Most of these loans do not have prearranged takeout financing at the time of commitment and most of the underlying projects do not have tenants or buyers at the time of commitment.

We significantly increased our construction lending activities over the last several years primarily as a result of customer demand and the lower interest rate environment during the past year.  These loans generally carry interest rates that float with the prime rate of interest and have maturities of one year or less.

The Bank requires independent appraisals with a loan to value ratio not in excess of 80%.   Disbursements are made in increments as construction progresses, and inspections warrant. Land loans do not exceed 60% of the appraised value or actual cost.

As of December 31, 2002, the Bank had committed $32.5 million to borrowers for construction loans.  As of this same date, $22.3 million of the committed funds have been disbursed.

Consumer Lending.   Management believes that offering consumer loan products helps to expand the Bank’s customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools.  We originate a variety of different types of consumer loans, including home equity lines of credit, and deposit account loans for household and personal purposes.  Due to the tax advantages to the borrower of home equity lines of credit, we have focused our recent consumer lending activities primarily on home equity lines of credit.  At December 31, 2002 consumer loans totaled $10.3 million or 3.26% of total loans outstanding.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  Other than the home equity lines of credit, the Bank’s consumer loans are made at fixed interest rates, with terms of up to five years.

Our home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property.  These loans are written with fixed terms of up to five years and carry interest rates that float with the prime rate of interest.  At December 31, 2002, our home equity lines of credit totaled $8.7 million outstanding, or 2.75% of our total loan portfolio.

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

Our ability to originate loans is dependent upon customer demand for loans in our market and to a lesser extent, customer service and marketing efforts.  Demand is affected by both the local economy and the interest rate environment.  As a result of the strong real estate market in our primary market areas and our emphasis on customer service and community outreach, the Bank has experienced significant loan growth in recent years.   See “Market Area.”  However, as a result of consumer demand, most recent originations have carried fixed rather than adjustable rates.  Under current policy, all loans we originate are retained in our portfolio. See “One- to Four- Family Residential Lending” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in the Annual Report attached as Exhibit 13 hereto.

As a reflection of our emphasis on customer service, we have not sold loans in the past, but may do so in the future to manage interest rate risk. Servicing of such loans would be retained by us.

The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$4,271	$18,288	$3,030
– multi-family	—	5,001	—
– commercial	21,756	1,250	—
Total adjustable rate	26,027	24,539	3,030
Fixed rate:
Real estate - one- to four-family	58,010	72,718	57,544
– multi-family	14,428	13,460	10,230
– commercial	17,468	10,600	12,911
Non-real estate - consumer	3,479	5,721	1,538
Total fixed-rate	93,385	102,499	82,223
Total loans originated	119,412	127,038	85,253
Principal repayments	(104,958)	(114,615)	(50,420)
Decrease in other items, net	(262)	(427)	(547)
Net increase	$14,192	$11,996	$34,286

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at December 31, 2002.

	Loans Delinquent For:						Total Loans Delinquent
	60-89 Days			90 Days and Over			60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	9	$588	0.31%	12	$1,746	0.93%	21	$2,334	1.24%

Commercial	2	735	2.35	2	220	0.71	4	955	3.06

Mixed Use	—	—	—	1	77	0.37	1	77	0.37

Consumer	2	1	—	13	15	0.15	15	16	0.16

Total	13	$1,324	0.42%	28	$2,058	0.65%	41	$3,382	1.07%

Classification of Assets.   Federal regulations require that each savings institution classify its own assets on a regular basis.  In addition, in connection with examinations of savings institutions, Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation (“FDIC”) examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  Substandard, Doubtful and Loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses.  If an asset or portion thereof is classified as a Loss, the institution charges off such amount against the loan loss allowance.  If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the District Director of the OTS.

On the basis of management’s review of its assets, at December 31, 2002, it had classified a total of $2.1 million of its loan and other assets as follows:

At December 31, 2002
(In Thousands)
Substandard	$1,819
Doubtful	239
Loss	—
Total	2,058

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

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$876	$433	$680	$—	$9
Commercial real estate	219	206	110	—	—
Mixed Use	—	—	235	—	—
Total	1,095	639	1,025	—	9
Accruing loans delinquent 90 days or more:
One- to four-family	876	845	208	934	459
Multi-family	—	—	—	25	224
Commercial real estate	—	259	237	360	313
Mixed Use	77	81	82	—	—
Consumer	10	7	9	8	7
Total	963	1,192	536	1,327	1,003
Foreclosed assets:
One- to four-family	—	—	—	66	—
Commercial real estate	—	—	—	—	—
Total	—	—	—	66	—
Non-performing leases	—	—	—	—	—
Total non-performing assets	$2,058	$1,831	$1,561	$1,393	$1,012
Total as a percentage of total assets	0.44%	0.33%	0.39%	0.37%	0.30%

For the years ended December 31, 2002 and December 31, 2001, the gross interest income (less additions to the interest reserve) that would have been recorded had the non-accruing loans (and accruing loans delinquent 90 days or more) been current in accordance with their original terms amounted to $231,000 and $168,000, respectively.  No interest income was recognized on non-accruing loans for the years ended December 31, 2002 and December 31, 2001, respectively.

Other Loans of Concern.   In addition to the non-performing assets set forth in the table above, as of December 31, 2002, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in the future inclusion of such items in the non-performing asset categories.

Management considers its non-performing and “of concern” assets in establishing its allowance for loan losses.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Balance at beginning of period	$2,806	$2,561	$2,315	$2,069	$1,828
Charge-offs:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	42	—	—	—
Construction or development	—	—	—	—	—
Consumer	4	—	—	—	5
Leases	—	—	—	—	—
	4	42	—	—	5
Recoveries:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction or development	—	143	—	—	—
Consumer	8	—	—	—	—
Leases	—	—	—	—	—
	8	143	—	—	—
Net (charge-offs) recoveries	4	101	—	—	(5)
Additions charged to operations	127	144	246	246	246
Balance at end of period	$2,937	$2,806	$2,561	$2,315	$2,069
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	—%	(0.04)%	—%	—%	—%
Ratio of net charge-offs (recoveries) during the period to average non-performing assets	(0.19)%	(6.96)%	—%	—%	0.38%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2002			2001			2000			1999			1998
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans
	(Dollars in Thousands)
One-to four-family	$730	$188,449	61.44%	$839	$207,067	70.85%	$872	$212,863	76.07%	$823	$200,201	81.71%	$736	$182,452	82.23%
Multi-family	330	33,464	10.91	172	28,659	9.81	116	19,272	6.89	80	13,389	5.47	83	11,313	5.10
Commercial and mixed use real estate	565	52,208	17.02	490	32,477	11.11	473	29,817	10.66	607	24,388	9.95	483	21,433	9.66
Construction	765	22,259	7.26	710	13,795	4.72	448	8,968	3.20	33	333	0.14	—	—	—
Consumer	80	10,321	3.37	76	10,249	3.51	35	8,904	3.18	107	6,680	2.73	112	6,680	3.01
Loans secured by leases	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unallocated	467	—	—	519	—	—	617	—	—	665	—	—	655	—	—
Total	$2,937	$306,701	100.00%	$2,806	$292,247	100%	$2,561	$279,824	100.00%	$2,315	$244,991	100.00%	$2,069	$221,878	100.00%

The allowance for loan losses is established through a provision for loan losses charged to earnings based on management’s evaluation of the risk inherent in its entire loan portfolio.  This evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses.  In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, collateral values in the current loan portfolio and current economic conditions are considered.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Securities Activities

General.   Generally, the investment policy of the Company is to invest funds among categories of investments based upon our asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.   In accordance with our asset/liability management policy, we have recently focused a significant part of our investment activities on instruments with terms to repricing or maturity of five years or less and municipal securities that are exempt from federal taxes.

Our securities are classified into two categories: held-to-maturity and available-for-sale.  Securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as held-to-maturity are classified as available-for-sale.  At December 31, 2002, we had $42.6 million of securities classified as available-for-sale.  Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of shareholders’ equity.

Mortgage-Backed and Related Securities.   In order to supplement our lending activities and achieve our asset/liability management goals, we invest in mortgage-backed and related securities.  As of December 31, 2002, all of the mortgage-backed and related securities we owned were issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AAA” by a nationally recognized credit rating agency.  It should be noted, however, that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

Consistent with our asset/liability management strategy, at December 31, 2002, $12.8 million, or 51.82% of our mortgage-backed and related securities were classified available-for-sale.  In addition, on the same date, $4.3 million or 17.55% of our mortgage-backed and related securities carried adjustable rates.  For additional information regarding our mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	December 31,
	2002		2001		2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities held-to-maturity:
Government National Mortgage Association	$8,043	32.62%	$13,285	55.64%	$2,902	22.28%
Federal National Mortgage Association	1,001	4.06	1,716	7.19	624	4.79
Federal Home Loan Mortgage Association	2,836	11.50	2,708	11.34	1,278	9.81
Collateralized Mortgage Obligations	—	—	171	0.72	620	4.76
	11,880	48.18	17,880	74.89	5,424	41.64
Mortgage-backed securities available-for- sale:
Government National Mortgage Association	856	3.47	794	3.32	1,151	8.84
Federal National Mortgage Association	9,004	36.51	2,264	9.48	2,690	20.65
Federal Home Loan Mortgage Association	2,920	11.84	2,938	12.31	3,761	28.87
	12,780	51.82	5,996	25.11	7,602	58.36
Total mortgage-backed securities	$24,660	100.00%	$23,876	100.00%	$13,026	100.00%

The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2002.

	Due in							December 31, 2002
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Amortized Cost	Carrying Value
	(In Thousands)
Federal Home Loan Mortgage Corporation	$2	$28	$10	$56	$157	$4,470	$1,091	$5,814	$5,756
Federal National Mortgage Association	20	—	14	3	15	4,066	5,820	9,938	10,005
Government National Mortgage Association	—	—	55	39	—	804	7,991	8,889	8,899

Total	$22	$28	$79	$98	$172	$9,340	$14,902	$24,641	$24,660

The market values of a portion of our mortgage-backed securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature, since they have been due to changes in interest rates rather than credit concerns.  See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

The following table shows our mortgage-backed securities purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Purchases:
Adjustable-rate	$—	$—	$—
Fixed-rate	9,417	15,879	—
Collateralized Mortgage Obligations	—	—	—
Total purchases	9,417	15,879	—
Principal repayments	(9,176)	(5,675)	(4,046)
Discount/premium net change	500	462	(53)
Fair value net change	43	184	138
Net increase (decrease)	$784	$10,850	$(3,961)

Our holdings of mortgage-backed securities are approximately 5.31% of our total assets.  Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), in the event that the proportion of our assets consisting of mortgage-backed securities increases, our asset yields could be somewhat adversely affected. We will evaluate mortgage-backed securities purchases in the future based on our asset/liability objectives, market conditions and alternative investment opportunities.

Other Securities.   In order to complement our lending and mortgage-backed securities activities, and to increase our holdings of short and intermediate term assets, we invest in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations.   At December 31, 2002 and December 31, 2001, our other securities portfolio totaled $87.1 million and $90.1 million, respectively.  At December 31, 2002, we did not own any other securities of a single issuer in an amount exceeding 10% of our shareholders equity, other than federal agency obligations.  See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto for additional information regarding our other securities portfolio.

The following table sets forth the composition of our other securities and other earning assets at the dates indicated.

	December 31,
	2002		2001		2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities held-to-maturity:
US government agencies	$28,474	32.69%	$46,223	51.31%	$57,164	58.83%
Municipal bonds	28,772	33.04	28,113	31.21	15,718	16.17

	57,246	65.73	74,336	82.52	72,882	75.00

Securities available-for sale:
US Treasury	361	0.42%	348	0.39%	352	0.36%
US government agencies	14,982	17.20	3,078	3.41	10,833	11.15
Mutual funds	3,294	3.78	3,182	3.53	3,128	3.22
Municipal bonds	11,064	12.70	8,737	9.70	9,365	9.64
Corporate notes	—	—	260	0.29	232	0.24
Other equity	147	0.17	140	0.16	382	0.39
	29,848	34.27	15,745	17.48	24,292	25.00
Total securities	$87,094	100.00%	$90,081	100.00%	97,174	100.00%

Other earning assets:
Interest-earning deposits with banks	$5,631	21.62%	$1,423	9.81%	1,353	28.89%
FHLB stock	14,788	56.77	12,162	83.80	3,330	71.11
Federal funds sold	5,629	21.61	928	6.39	—	—

Total	$26,048	100.00%	$14,513	100.00%	4,683	100.00%

The composition and remaining maturities of our other securities portfolio, excluding mutual funds, other equity securities and Federal Home Loan Bank (“FHLB”) stock, is indicated in the following table.

	December 31, 2002
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost		Fair Value
	(Dollars in Thousands)
US Treasury	$—	$—	$—	$258	$258		$361
Federal agency obligations	—	5,502	27,405	10,320	43,227		44,516
Municipal bonds	—	1,963	6,887	30,307	39,157		41,622

Total securities	$—	$7,465	$34,292	$40,885	$82,642	(1)	$86,499
Weighted average yield	—%	4.650%	5.563%	5.333%	5.372%

(1)     Includes $43.2 million of callable securities.

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

Deposits.   We offer deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of passbook savings, NOW, money market and various certificate accounts.  We rely primarily on competitive pricing, customer service and community outreach to attract and retain these deposits.  The Bank’s customers may access their accounts through any of our five offices and five automated teller machines (“ATMs”).    In addition, our customers may access their accounts through several nationwide ATM networks.  The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives.   The variety of deposit accounts offered by the Bank has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  As some customers have become more interest rate conscious, however the Bank has become more susceptible to short-term fluctuations in its certificate of deposit flows.

Management believes that the “core” portion of our regular passbook savings, NOW and money market accounts, which amounted to $131.6 million or 45.29% of total deposits at December 31, 2002, can have a lower cost and be more resistant to interest rate changes (and competing non-depository financial products) than certificate accounts.  We utilize customer service, community outreach and marketing initiatives in an effort to build and maintain the volume of such deposits.  However, there can be no assurance as to whether we will be able to maintain or increase our core deposits in the future.

The table below sets forth the Bank’s deposit flows for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(Dollars In Thousands)
Opening balance	$268,857	$252,662	$238,123
Deposits	457,133	439,561	426,788
Withdrawals	(443,392)	(434,362)	(423,146)
Interest credited	8,014	10,996	10,897
Ending balance	290,612	268,857	252,662
Net increase (decrease)	21,755	16,195	14,539
Percent increase (decrease)	8.09%	6.41%	6.11%

The following table sets forth the dollar amount of savings deposits in the Bank as of the dates indicated.

	December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Passbook Accounts 2.00%	$100,371	34.5%	$83,963	31.2%	$77,232	30.5%
NOW Accounts 0.85%	25,233	8.7	23,946	8.9	20,456	8.1
Money Market Accounts 1.60%	5,978	2.1	4,720	1.8	4,215	1.7
Total Non-Certificates	131,582	45.3	112,629	41.9	101,903	40.3
Certificates :
0.00 - 3.99%	127,023	43.7	73,044	27.2	—	—
4.00 - 5.99%	22,570	7.8	70,067	26.0	97,125	38.5
6.00 - 7.99%	9,395	3.2	13,075	4.9	53,585	21.2
8.00 - 9.00%	42	—	42	—	49	—
Total Certificates	159,030	54.7	156,228	58.1	150,759	59.7
Total Deposits	$290,612	100.0%	268,857	100.0%	252,662	100.0%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2002.

	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total
	(Dollars in Thousands)
2.00 - 2.99%	$91,107	$2,427	21	$—	$—	$93,555
3.00 - 3.99%	29,509	3,216	707	36	—	33,468
4.00 - 4.99%	2,332	600	—	781	8,127	11,840
5.00 - 5.99%	4,116	440	575	406	5,193	10,730
6.00 - 6.99%	1,044	3,702	4,621	28	—	9,395
7.00 - 7.99%	—	—	—	—	—	—
8.00 - 8.99%	—	42	—	—	—	42
	$128,108	$10,427	$5,924	$1,251	$13,320	$159,030

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$27,858	$27,471	$28,252	$21,099	$104,680
Certificates of deposit $100,000 or more	13,524	18,504	12,499	9,823	54,350
Total certificates of deposit	$41,382	$45,975	$40,751	$30,922	$159,030

For additional information regarding the composition of our deposits, see Note 6 of the Notes to the Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

Borrowings.   Our other available sources of funds include advances from the FHLB of Chicago and other borrowings.  Our FHLB advances to date have primarily consisted of subsidized borrowings to fund special housing programs. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.   At December 31, 2002, the weighted average term to maturity of our FHLB advances was 56.7 months.  See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars In Thousands)
Maximum Balance:
FHLB Advances	$94,682	$83,600	$65,850	$46,300	$29,000
Average Balance:
FHLB Advances	$86,904	$68,003	$56,597	$34,607	$21,667
Weighted average interest rate of FHLB advances during the year	5.33%	5.47%	6.03%	5.41%	5.10%

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

At December 31, 2002, First Security had one wholly owned service corporation, Western Security Service Corporation (“Western” or the “Subsidiary”). Western, an Illinois corporation, was incorporated in November 1977 for the purpose of offering customers and members of the general public credit, life, mortgage and disability insurance.  First Security’s investment in Western was $80,429 as of December 31, 2002.  Western recognized net income of $26,913 during the year ended December 31, 2002 and $24,919 during the year ended December 31, 2001.

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

Competition for deposits is principally from credit unions, commercial banks, mutual funds, securities firms and other savings institutions located in the same communities.  The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors.  We compete for these deposits by offering competitive rates, convenient business hours, community outreach and a customer oriented staff.

Regulations - General

First Security is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government.  Accordingly, First Security is subject to broad federal regulation and oversight extending to all its operations.  First Security is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  As the savings and loan holding company of First Security, the Company also is subject to federal regulation and oversight.  The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations.  First Security is a member of the Savings Association Insurance Fund (“SAIF”) and the deposits of First Security are insured by the Federal Deposit Insurance Corporation ("FDIC").  As a result, the FDIC has certain regulatory and examination authority over First Security.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations.  As part of this authority, First Security is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC.   When these examinations are conducted by the OTS and the FDIC, the examiners may require First Security to provide for higher general or specific loan loss reserves.  All savings associations are subject to a semi-annual assessment, based upon the savings association’s total assets, to fund the operations of the OTS.

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

First Security’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2002, First Security’s lending limit under this restriction was approximately $9.9 million. First Security is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

First Security is a member of the SAIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As the insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation.  Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.  Based on the Bank’s most recent semi-annual assessment, as of December 31, 2002, the Bank is classified as well capitalized and healthy.

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

Effective January 1, 1997, the premium schedule for Bank Insurance Fund (“BIF”) and SAIF insured institutions ranged from 0 to 27 basis points.  In addition, all BIF and SAIF insured institutions are required to pay a financing corporation assessment in order to fund the interest on bonds issued to resolve the thrift failures in the 1980s.   Prior to January 1, 2000, SAIF members paid approximately 6 basis points for each $100 of domestic deposits.  The assessment was reduced to 2.12 basis points as of January 1, 2000, when BIF insured institutions began to fully participate in the assessment.  As of January 1, 2003, the assessment stood at 1.68 basis points.  These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

Federally insured savings associations, such as First Security, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards that require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to qualifying total assets (leverage ratio). These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require a leverage ratio of 4% of adjusted total assets (as defined by regulation). Tier I capital, used to calculate the leverage ratio, generally includes common stockholders’ equity and retained income and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from Tier I capital for calculating compliance with the requirement. At December 31, 2002, First Security had $85,100 of intangible assets recorded as assets on its financial statements, as a result of its acquisition of assets and assumption of liabilities from the Resolution Trust Corporation in 1994.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.   At December 31, 2002, First SecurityFed had no deductions for non-includable subsidiaries.

At December 31, 2002, First Security had Tier I capital of $65.9 million or 14.4% of adjusted total assets, which is approximately $47.6 million above the minimum requirement of 4% of adjusted total assets in effect on the date.

The capital standards also require Tier I capital equal to at least 4% of risk-weighted assets.

At December 31, 2002, First Security had Tier I capital equal to $65.9 million or 25.5% of risk-weighted assets,

which is $55.6 million above the minimum Tier I risk-based capital ratio of 4% in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At December 31, 2002, First Security had $2.9 million of general loss reserves all, of which qualifies as supplementary capital, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital.  Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.  First Security had no such exclusions from capital and assets at December 31, 2002.

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

On December 31, 2002, First Security had total risk-based capital of approximately $68.9 million (including $65.9 million in core capital and $2.9 million in qualifying supplementary capital) and risk-weighted assets of $258.0 million; or total capital equal to 26.7% of risk-weighted assets.  This amount was $48.3 million above the 8% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings associations that fail to meet their capital requirements.  The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio).  Any such association must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions that may cover all aspects of its operations and include a forced merger or acquisition of the association.  An association that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

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

Liquidity

Prior to the passage of the Financial Regulatory Relief and Economic Efficiency Act of 2000, all savings associations, including First Security, were required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter.  For a discussion of what First Security includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report attached as Exhibit 13 hereto. This liquid asset ratio requirement would vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.  At the time the rule was in effect, the minimum liquid asset ratio was 4%.

Qualified Thrift Lender Test

All savings associations, including First Security, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2002, First Security met the test and has always met the test since its effectiveness.

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

Transactions with Affiliates

Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank’s capital.  Affiliates of First Security include the Company and any company that is under common control with First Security.  In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case by case basis.

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

Holding Company Regulation

The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS.  As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, such as Western.  This authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

Federal Securities Law

The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

First SecurityFed common stock held by persons who are deemed to be affiliates (generally officers, directors and principal stockholders) of the Company pursuant to the SEC’s rules and regulations may not be resold without registration or unless sold in accordance with certain resale restrictions.  If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period, subject to restrictions on the manner of sale and a reporting requirement.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance.  Among the requirements of the Sarbanes-Oxley Act of 2002 are written certifications by our Chief Executive Officer and Chief Financial Officer of our quarterly and annual reports filed with the SEC, as well as disclosures regarding our internal controls and procedures.  In response to the Sarbanes-Oxley Act of 2002, the Company has reviewed its practices, policies and procedures to ensure our ability to comply with the requirements of the Act.  Some of the regulations mandated by the Sarbanes-Oxley Act of 2002 have not yet been promulgated by the SEC and, as new regulations are finalized, we will continue to assess their impact on our business.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).  At December 31, 2002, First Security was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.  See “-Liquidity.”

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

First Security is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, that are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.

As a member, First Security is required to purchase and maintain stock in the FHLB of Chicago.  At December 31, 2002, First Security had $14.8 million in FHLB stock, which was in compliance with this requirement.  In past years, First Security has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.58% and were 5.62% for calendar year 2002.  As a result of its holdings, the Bank could borrow up to $296 million from the FHLB.

For the year ended December 31, 2002, dividends paid by the FHLB of Chicago to First Security totaled $705,000, which constitutes a $294,000 increase from the amount of dividends received in calendar year 2001.

Federal and State Taxation

Savings associations such as First Security that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), were previously permitted to establish reserves for bad debts and to make annual additions thereto that may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.  The amount of the bad debt reserve deduction is computed under the experience method.  Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

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

A portion of the Bank’s reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of December 31, 2002, First Security’s excess for tax purposes totaled approximately $2.0 million.

First Security files its federal, state and local income tax returns on a calendar year basis using the accrual method of accounting.

First Security has not been audited by the IRS with respect to consolidated federal income tax returns in the past five years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies.   In the opinion of management, any examination of still open returns (including returns of subsidiary and predecessors of, or entities merged into, First Security) would not result in a deficiency that could have a material adverse effect on the financial condition of First Security and its consolidated subsidiary.

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

Employees

At December 31, 2002, the Company, including its subsidiaries, had a total of 95 employees, including 24 part-time employees.  Our employees are not represented by any collective bargaining group.   Management considers its employee relations to be good.

Executive and Other Officers of the Company Who Are Not Directors

The business experience of each officer who is not also a director is set forth below.  Each of the following officers serves until his or her successor is duly elected.

Executive Officers

Harry Kucewicz.  Mr. Kucewicz, age 46, is currently serving as the Treasurer and Chief Financial Officer of both the Company and the Bank.  He began working at the Bank in 1978 as the Controller.  He was elected Treasurer and

Chief Financial Officer in 1990.  Mr. Kucewicz is responsible for all of the Company’s and Bank’s financial and accounting functions.

Paul T. Bandriwsky.  Mr. Bandriwsky, age 47, is currently Vice President and Chief Operating Officer of both the Company and the Bank.   He began working at the Bank in 2000 and was appointed to his present capacity at that time.  Mr. Bandriwsky has over 20 years of experience in banking management, lending and real estate.  He is responsible for the day-to-day operations of the Bank’s retail banking branches, human resources and marketing/advertising.

Other Officers

Mary H. Korb.  Ms. Korb, age 55, is currently Vice President of the Company and Vice President - Lending of the Bank.  Ms. Korb supervises all aspects of the Bank’s lending operations, including lending compliance.  Ms. Korb has been with the Bank since 1970, and has served in her present capacity since March 1991.

Irene S. Subota.  Ms. Subota, age 56, currently serves as Vice President of the Company and as Vice President - Savings of the Bank.  Ms. Subota is in charge of all aspects of the Bank’s savings function, including compliance.  Ms. Subota has been employed by the Bank since 1973, and has served in her current position since 1992.

Adrian Hawryliw.  Mr. Hawryliw, age 66, has served as Philadelphia Branch Manager of the Bank since 1994 when the Philadelphia, Pennsylvania branch was acquired from the Resolution Trust Corporation, and is currently a Vice President of the Bank and of the Company.  Mr. Hawryliw is responsible for supervising operations of the Philadelphia, Pennsylvania branch, including business development, retail deposits, real estate lending, accounting and marketing.  He has over 34 years of banking experience in the Philadelphia area, holding various positions including Chief Financial Officer and Vice President/Investments for other area institutions.

Peter Ilnyckyj.  Mr. Ilnyckyj, age 34 is currently serving as the Vice President of Investor Relations of both the Company and the Bank.  Mr. Ilnyckyj began working at the Bank in 1987 and was elected Vice President in 2002.  Mr. Ilnyckyj has also functioned as the Accounting Department Manager since 1994 and oversees the daily accounting duties and OTS Regulatory Reporting.

Item 2.    Properties

The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2002.  At December 31, 2002, the Bank’s premises had an aggregate net book value of approximately $3.6 million.

Location	Year Acquired/ Established	Owned or Leased		Net Book Value at December 31, 2002	Deposits
	(In Thousands)
Main Office:
936 North Western Avenue Chicago, Illinois 60622-4695	1964	Owned		$819	$172,098
Branch Offices:
2166 Plum Grove Road Rolling Meadows, Illinois 60008	1977	Leased	(1)	—	14,741
820 N. Western Avenue Chicago, Illinois 60622	1983	Owned		180	2,982
5670 N. Milwaukee Avenue Chicago, Illinois 60646	1993	Owned		945	20,917
7918 Bustleton Avenue Philadelphia, Pennsylvania 19152	1994	Owned		511	79,874
2251 Plum Grove Road Palatine, Illinois 60067	2002	Owned	(2)	1,160	—

(1)                      The lease expires in July 2003.

(2)                      This branch was opened to service the public in January 2003.  The deposits attributable to the Rolling Meadows branch were moved to this branch.

We believe that our current facilities are adequate to meet our present and foreseeable future needs.  However, in the future, we may consider the addition of one or more new branches within the Chicago or Philadelphia areas whether through purchase, acquisition or otherwise.

The Bank’s depositor and borrower customer files are maintained by an independent data processing company.  The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2002 was approximately $228,800.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The information set forth under the caption “Shareholders Information” in the attached 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 6.    Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” in the attached 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis” in the attached 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the attached 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The information set forth under the caption “Consolidated Financial Statements” in the attached 2002 Annual Report to Stockholders is incorporated herein by reference.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The information concerning Directors of the Corporation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003.

Executive Officers

Information regarding the business experience of the executive officers of the Corporation and the Bank who are not also directors contained in Part I of this Form 10-K is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003 is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and information concerning equity compensation plans is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003 a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 14.  Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements:

The following financial statements are included in this Form 10-K:

1.	Five-Year Summary of Selected Consolidated Financial Data.

2.	Report of Independent Auditors.

3.	Consolidated Balance Sheets at December 31, 2002 and 2001.

4.	Consolidated Statements of Income for the fiscal years ended December 31, 2002, 2001 and 2000.

5.	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2002, 2001 and 2000.

6.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2002, 2001 and 2000.

7.	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2002, 2001 and 2000.

8.	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits:

See Exhibit Index.

(b)  Reports on Form 8-K:

There  were no current reports on Form 8-K filed by the Corporation during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC.

By:	/s/ Julian E. Kulas
Its: President and Chief Executive officer
Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julian E. Kulas	/s/ Steve Babyk
Julian E. Kulas	Steve Babyk
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)
Date: March 31, 2003	Date: March 31, 2003

/s/ Lila Maria Bodnar	/s/ Myron Dobrowolsky
Lila Maria Bodnar	Myron Dobrowolsky
Recording Secretary and Director	Director
Date: March 31, 2003	Date: March 31, 2003

/s/ Terry Gawryk	/s/ George Kawka
Terry Gawryk	George Kawka
Secretary and Director	Director
Date: March 31, 2003	Date: March 31, 2003

/s/ Paul Nadzikewycz	/s/ Jaroslav H. Sydorenko
Paul Nadzikewycz	Jaroslav H. Sydorenko
Chairman of the Board	Director
Date: March 31, 2003	Date: March 31, 2003

/s/ Chrysta Wereszczak	/s/ Harry Kucewicz
Chrysta Wereszczak	Harry Kucewicz
Director	Principal Financial and Accounting Officer
Date: March 31, 2003	Date: March 31, 2003

CERTIFICATIONS

I, Julian E. Kulas, certify that:

1.  I have reviewed this annual report on Form 10-K of First SecurityFed Financial, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Julian E. Kulas
Julian E. Kulas,
Principal Executive Officer

CERTIFICATIONS

I, Harry Kucewicz, certify that:

1.  I have reviewed this annual report on Form 10-K of First SecurityFed Financial, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Harry Kucewicz
Harry Kucewicz,
Principal Financial Officer

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(a)	Certificate of Incorporation	*
3(b)	By-Laws	**
4	Instruments defining the right of security holders, including debentures	*
10	Executive Compensation Plans and Arrangements
	(a) Employment Agreement between Julian E. Kulas and the Bank.	10(a)
	(b) Change-In-Control Severance Agreement between Harry I. Kucewicz and the Bank	10(b)
	(c) Change-In-Control Severance Agreement between Paul Bandriwsky and the Bank	10(c)
	(d) 1998 Stock Option and Incentive Plan	***
	(e) 1998 Recognition and Retention Plan	***
13	Annual Report to Security Holders	13
21	Subsidiaries of Registrant	21
23	Consent of Independent Auditor	23
99	Additional Exhibits
	(a) Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99(a)

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