Form 10-Q
period 2003-03-31
FIRST SECURITYFED FINANCIAL INC
filed 2003-05-15
CIK 1042534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2003

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 00-23063

First SecurityFed Financial, Inc.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	36-4177515
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

936 N. Western Avenue, Chicago, Illinois	60622
(Address of Principal Executive Offices)	(Zip Code)

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2003
Common Stock, par value $0.01	3,952,754 shares

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$9,114	$16,557
Interest-bearing deposit accounts in other financial institutions	4,212	5,631
Federal funds sold	8,054	5,629
Total cash and cash equivalents	21,380	27,817

Securities available-for-sale	58,204	42,628
Securities held-to-maturity (fair value of $65,936 in 2003 and $72,362 in 2002)	62,990	69,126
Loans receivable, net	299,935	301,642
Federal Home Loan Bank stock, at cost	19,198	14,788
Premises and equipment, net	4,606	4,349
Accrued interest receivable	3,339	3,319
Other assets	810	632

Total assets	$470,462	$464,301

LIABILITIES
Deposits
Non-interest-bearing	$10,342	$9,601
Interest-bearing	286,055	281,011
	296,397	290,612
Advance payments by borrowers for taxes and insurance	1,683	2,832
Advances from Federal Home Loan Bank	91,990	92,105
Accrued interest payable and other liabilities	2,623	2,820
Total liabilities	392,693	388,369

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	63,390	63,269
Unearned ESOP shares	(3,193)	(3,269)

Unearned stock awards

(820

)

(1,007

)

Treasury stock, at cost; (2,455,246 shares in 2003 and 2002)	(37,750)	(37,750)
Retained earnings	55,345	53,896
Accumulated other comprehensive income	733	729

Total shareholders’ equity	77,769	75,932

Total liabilities and shareholders’ equity	$470,462	$464,301

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Interest income
Loans	$5,769	$5,832
Securities	944	1,170
Mortgage-backed securities	490	469
Other interest-earning assets and federal funds sold	429	161
Total interest income	7,632	7,632

Interest expense
Deposits	1,706	2,114
Federal Home Loan Bank advances	1,140	1,098
Total interest expense	2,846	3,212
Net interest income	4,786	4,420

Provision for loan losses	21	30

Net interest income after provision for loan losses	4,765	4,390

Noninterest income
Deposit service charges	123	104
Net gain on sale of securities	—	2
Other income	144	94
Total noninterest income	267	200

Noninterest expense
Compensation and benefits	1,183	1,053
Occupancy and equipment	190	164
Data processing	130	109
Professional fees	117	58
Other operating expenses	313	266
Total noninterest expense	1,933	1,650

Income before income taxes	3,099	2,940

Income tax expense	1,145	1,033

Net income	$1,954	$1,907

Earnings per share
Basic	$.55	$.52
Diluted	$.53	$.51

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002

Net income	$1,954	$1,907

Other comprehensive income, net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale	4	(11)

Reclassification adjustments for gains recognized in income	—	(2)

Comprehensive income	$1,958	$1,894

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Com- prehensive Income	Total Share- holders' Equity

Balance at December 31, 2002	$64	$63,269	$(3,269)	$(1,007)	$(37,750)	$53,896	$729	$75,932

ESOP shares earned	—	121	76	—	—	—	—	197

Stock awards earned	—	—	—	187	—	—	—	187

Net income	—	—	—	—	—	1,954	—	1,954

Dividends declared ($.13 per share)	—	—	—	—	—	(505)	—	(505)

Change in fair value of securities, net of income taxes and reclassification effects	—	—	—	—	—	—	4	4

Balance at March 31, 2003	$64	$63,390	$(3,193)	$(820)	$(37,750)	$55,345	$733	$77,769

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$1,954	$1,907
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	84	77
Amortization of discounts and premiums on securities	132	59
Net gain on sale of securities	—	(2)
Provision for loan losses	21	30
ESOP compensation expense	197	154
Stock award compensation expense	187	180
Federal Home Loan Bank stock dividend	(410)	(145)
Change in
Deferred loan origination fees	50	110
Accrued interest receivable and other assets	(198)	(723)
Other liabilities and deferred income taxes	(199)	8
Net cash from operating activities	1,818	1,655

Cash flows from investing activities
Purchase of securities available-for-sale	(21,706)	(1,015)
Purchase of securities held-to-maturity	—	(3,525)
Proceeds from repayment of securities	3,048	2,203
Proceeds from sales of securities available-for-sale	—	1,842
Proceeds from calls and maturities of securities	9,092	4,530
Net change in loans	1,636	(7,484)
Capital expenditures, net	(341)	(766)
Purchase of Federal Home Loan Stock	(4,000)	—
Net cash from investing activities	(12,271)	(4,215)

Cash flows from financing activities
Net increase in deposits	5,785	1,278
Net change in advances from Federal Home Loan Bank	(115)	2,350
Net change in advances from borrowers for insurance and taxes	(1,149)	(1,148)
Dividends paid	(505)	(523)
Purchase of treasury stock	—	(21)
Net cash from financing activities	4,016	1,936

Net change in cash and cash equivalents	(6,437)	(624)

Cash and cash equivalents at beginning of period	27,817	9,421

Cash and cash equivalents at end of period	$21,380	$8,797

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of March 31, 2003 and the results of its operations for the three month periods ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.  The annualized results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the year ended December 31, 2002 included in its Annual Report on Form 10-K.

The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE  2 – EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the three month periods ended March 31, 2003 and 2002 is presented below:

	Three Months Ended March 31,
(In thousands, except per share data)	2003	2002

Basic Earnings per common share

Net income attributable to common shareholders	$1,954	$1,907

Total weighted average common shares outstanding	3,572	3,681

Basic earnings per share	$.55	$.52

	2003	2002

Earnings per share assuming dilution

Net income attributable to common shareholders	$1,954	$1,907

Weighted average common shares outstanding	3,572	3,681

Dilutive effect of assumed exercises:
Stock awards	3	6
Incentive stock options	141	72
Weighted average common and dilutive potential common shares outstanding	3,716	3,759

Diluted earnings per share	$.53	$.51

NOTE  3 - CAPITAL REQUIREMENTS

The following is a summary of the Bank's regulatory capital at March 31, 2003.

	Core Capital	Risk based Capital
	(In thousands)

Regulatory capital	$62,236	$65,180

Minimum capital requirement to be considered adequately capitalized	18,552	20,896

Excess regulatory capital over minimum requirement	$43,684	$44,284

NOTE  4 – STOCK COMPENSATION

Employee compensation expense under stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2003	2002

Net income as reported	$1,954	$1,907
Deduct: Stock-based compensation expense
Determined under fair value based method	107	107
Pro forma net income	1,847	1,800

Basic earnings per share as reported	.55	.52
Pro forma basic earnings per share	.52	.49

Diluted earnings per share as reported	.53	.51
Pro forma diluted earning per share	.50	.48

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets at March 31, 2003 were $470.5 million compared to $464.3 million at December 31, 2002, an increase of $6.2 million. The increase in total assets was due primarily to increases of $9.4 million in securities, $4.4 million in Federal Home Loan Bank (FHLB) stock and $257,000 in premises and equipment partially offset by decreases of $6.4 million in cash and cash equivalents and $1.7 million in loans receivable.

Net loans receivable decreased by $1.7 million from $301.6 million at December 31, 2002 to $299.9 million at March 31, 2003. The decrease was primarily due to $1.7 million in paydowns on construction loans and $29.7 million in paydowns and payoffs on mortgage loans partially offset by disbursements of $4.9 million to fund construction loans as well as the disbursement of $20.7 million to fund mortgage loans and a net increase in line of credit loans of $3.9 million.

Cash and cash equivalents decreased by $6.4 million due to the redeployment of these funds into agency, municipal and mortgage-backed securities.

Securities increased by $9.4 million from $111.8 million at December 31, 2002 to $121.2 million at March 31, 2003. The increase was primarily due to the purchase of $12.4 million in mortgage-backed securities, $8.9 million in agency securities and $355,000 in municipal securities partially offset by paydowns of $3.0 million on mortgage-backed securities and calls and maturities of $9.1 million in agency securities.

Federal Home Loan Bank stock increased by $4.4 million primarily due to stock purchases by the Bank.  Also contributing to this increase in stock were stock dividends received from the Federal Home Loan Bank.  Additional Federal Home Loan Bank stock was purchased primarily because the stock issued by the Federal Home Loan Bank pays a competitive quarterly dividend.

Premises and equipment increased by $257,000 primarily due to the completion of the remodeling of a building in Palatine, Illinois for the Bank’s relocated northwest suburban Chicago branch.  Also contributing to this increase were purchases of furniture, fixtures and signage for the new branch.  The remodeled office is located in very close proximity to the Bank’s former northwest suburban Chicago branch, but is a much larger, freestanding facility.

Total liabilities at March 31, 2003 were $392.7 million compared to $388.4 million at December 31, 2002, an increase of $4.3 million. The increase in liabilities was due primarily to an increase of $5.8 million in deposits, partially offset by decreases of $1.1 million in advance payments by borrowers for taxes and insurance, $115,000 in advances from Federal Home Loan Bank and $197,000 in accrued interest payable and other liabilities.

Deposits increased due to the less volatile and less risky nature of deposit accounts in comparison to other types of consumer investment vehicles, the competitive rates paid by the Bank on its deposit products and increased marketing efforts by the Bank.

Advance payments by borrowers for taxes and insurance decreased due to the payment of the first installment of real estate taxes during the quarter.

Advances from Federal Home Loan Bank decreased due to principal repayments of approximately $38,000 per month on an amortizing advance.

Shareholders’ equity at March 31, 2003 was $77.8 million compared to $75.9 million at December 31, 2002, an increase of $1.9 million. The increase in equity was due primarily to net income of $2.0 million and vesting of ESOP shares and stock awards partially offset by a declaration of a $505,000 cash dividend on common stock.  The dividend was paid to shareholders in April 2003.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and  2002

General

Net income for the three months ended March 31, 2003 was $2.0 million compared to net income of $1.9 million for the three months ended March 31, 2002, an increase of  $47,000. The increase in net income was primarily attributable to an increase in net interest income and noninterest income partially offset by increases in noninterest expense.  Basic earnings per share for the three months ended March 31, 2003 increased to $0.55 as compared to basic earnings per share of $0.52 for the three months ended March 31, 2002, an increase of 5.77%.  Diluted earnings per share for the three months ended March 31, 2003 increased to $0.53 as compared to diluted earnings per share of $0.51 for the three months ended March 31, 2002, an increase of 3.92%.  The increase in basic and diluted earnings per share was attributable to higher net income and a decrease in the average shares outstanding due to the Company’s repurchase of its common stock.  The company has additional shares remaining in its current stock repurchase plan; however, because the market price of the stock is well in excess of its book value, the Company is not currently repurchasing any of the stock as it would be dilutive to book value.

Interest Income

Interest income for the three months ended March 31, 2003 was $7.6 million, which was consistent with the three month period ended March 31, 2002.  Interest income on loans decreased by $63,000 due to a decrease in the average rate earned on loans receivable.  Interest income on securities decreased by $226,000 due primarily to calls and maturities of securities during the past year being replaced by lower interest earning securities as interest rates declined.  Also contributing to the decrease in interest income on securities was a decrease in the average outstanding balances of the Company’s securities portfolio resulting from calls of these securities by the issuing agency.  Interest income on mortgage-backed securities increased by $21,000 due to increases in the average outstanding balances of mortgage-backed securities.  Interest income on other interest earning assets and federal funds sold increased by $268,000 due to a special stock dividend paid by the Federal Home Loan Bank.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $2.8 million compared to $3.2 million for the three months ended March 31, 2002, a decrease of $400,000.  The decrease in interest expense was due primarily to a decrease in the average interest rate paid on interest-bearing liabilities.

Interest expense on deposits decreased by $408,000 due primarily to maturities of customer’s certificates of deposit and the reinvestment of those funds into certificates paying lower rates of interest.  Interest expense on Federal Home Loan Bank advances increased by $42,000 due to increases in the average outstanding balances of Federal Home Loan Bank advances.  Even though the balances of both deposits and Federal Home Loan Bank advances increased, the impact on interest expense was moderated by the low interest rate environment resulting in a lower cost of funds for the Bank.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2003 was $21,000 compared to $30,000 for the three months ended March 31, 2002, a decrease of $9,000.  Non-performing assets at March 31, 2003 totaled $2.4 million or 0.50% of assets.  The Company charged-off $7,000 on an equity loan and $7,000 in credit card receivables in the three month period ended March 31, 2003.  The loan loss allowance as of March 31, 2003 was $2.94 million or 0.97% of gross loans, compared with $2.94 million at December 31, 2002 or 0.96% of gross loans.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans.  Such agencies may require the Bank to provide additions to the allowance based upon judgments that differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at March 31, 2003, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended March 31, 2003 was $267,000 compared to $200,000 for the three months ended March 31, 2002, an increase of $67,000.  The increase in noninterest income is partially due to growth in the balances of deposit accounts resulting in an increased deposit fee assessment base thereby increasing income from deposit service charges.  Also contributing to the increase in other income were increases in release fees charged on mortgage loans that were paid off.  The number of mortgages being paid off increased significantly due to an acceleration of refinance activity due to the lower interest rate environment.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2003 was $1.9 million compared to noninterest expense of $1.7 million for the three months ended March 31, 2002, an increase of $283,000.  Compensation and benefits expense increased by $130,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price and due to normal annual salary adjustments for existing Bank personnel.  Occupancy and equipment expense increased by $26,000 due to higher natural gas prices, increased utility prices for the Bank’s larger northwest suburban branch and additional depreciation expense primarily for the remodeled branch and its furniture and fixtures.  Data processing expense increased by $21,000 due both to normal annual adjustments in the Company’s data processing contract with an outside service bureau and increases in the number of loan and deposit accounts maintained by the service bureau.  Professional fees increased by $59,000 primarily due to $23,000 in additional fees paid to the Company’s independent auditors and $36,000 in additional fees paid to the Company’s legal counsel.  The additional fees were assessed for the substantial increase in the workload of these outside parties for compliance with new regulatory guidelines.  Other operating expense increased by $47,000 due to increases in advertising, office supply, and ATM expense incurred primarily in connection with the opening of the relocated northwest suburban branch.

Income Taxes

Income tax expense was $1.1 million for the three months ended March 31, 2003 compared to $1.0 million for the three months ended March 31, 2002, an increase of $112,000. The increase in the provision for income taxes was primarily due to an increase in pretax earnings.  The effective tax rate on income for the three months ended March 31, 2003 was 36.95% compared to an effective tax rate of 35.14% for the three months ended March 31, 2002.

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

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities were $1.8 million and $1.7 million for the three months ended March 31, 2003 and March 31, 2002 respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, and capital expenditures, offset by principal collections on loans, proceeds from calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits, and advances from FHLB of Chicago partially offset by the payment of dividends and the purchase of treasury stock.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and short-term investments totaled $21.4 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

Commitments

At March 31, 2003, the Company had outstanding commitments to originate loans of $5.9 million, of which $5.2 million had fixed interest rates. As of the same date, the Company had construction loans in process of $11.1 million, all of which had floating interest rates based on the prime rate and $16.7 million in unused lines of credit for home equity loans.  Finally, as of March 31, 2003, the Company had $21.9 million in commitments to fund construction loans where a commitment was extended to a potential borrower but was not yet accepted by the borrower.  These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances.  Certificates of deposit which are scheduled to mature in one year or less from March 31, 2003 totaled $126.3 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, the Company considers its liquid resources sufficient to meet its outstanding short-term and long-term needs.

The following tables disclose contractual obligations and commercial commitments of the Company as of March 31, 2003:

	Total	Less Than 1 Year	1-3 Years	4 – 5 Years	After 5 Years
FHLB Advances	$91,990	—	$33,300	$39,690	$19,000

Total contractual obligations	$91,990	—	$33,300	$39,690	$19,000

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Lines of Credit	$16,683	$535	$4,722	$11,426	—

Commitments to Originate Mortgage Loans	5,908	5,908	—	—	—

Construction Loans in process	11,055	11,055	—	—	—

Letters of Credit	230	230	—	—	—

Total commercial commitments	33,876	17,728	4,722	11,426	—

Unexercised Commitment to Extend Credit	21,892	21,892	—	—	—

Total Unexercised Commitments to Extend Credit	$21,892	$21,892	—	—	—

The Company is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At March 31, 2003, the Company was in compliance with all applicable capital requirements. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in:  interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, prevailing real estate values, demographic changes, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other non-certificate accounts. At March 31, 2003,  $132.3 million or 44.63% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans have terms of 15 years or less or carry adjustable interest rates. Third, the Company has recently used FHLB advances, to extend the term to repricing of its liabilities. At March 31, 2003, the Company had $ 73.99 million of fixed rate advances with a remaining term to maturity of three years or more. The average term to maturity or call of the Company’s fixed rate advances was 2.5 years at March 31, 2003.  Finally, the Company has recently increased its holdings of construction, multi-family and commercial real estate loans. These loans generally have shorter terms to maturity than one-to-four family residential loans.

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

On December 31, 2002, the yield on the three-month Treasury bill was below 2.00%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2002.

Presented below, as of December 31, 2002 (most recent available information), is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates up 300 basis points and down 100 basis points, in 100 point increments. The information presented below is not necessarily representative of the Bank's estimated interest rate risk at March 31, 2003.

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NP V
(Basis Points)	(Dollars in Thousands)

+ 300	$66,597	$(15,159)	(19)%
+ 200	73,833	(7,923)	(10)
+ 100	79,531	(2,225)	(3)
—	81,756	—	—
- 100	82,521	765	1
- 200	—	—	—
- 300	—	—	—

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

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation, which was completed within 90 days of the filing of this Form 10-Q, of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.  There have been no significant deficiencies or material weaknesses in  internal controls requiring corrective action, and no corrective actions have been taken.

PART II.                        OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None

ITEM 2.                             CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                             OTHER INFORMATION

None

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits –

3(a)	Certificate of Incorporation	*
3(b)	By-Laws	**
4	Instruments defining the rights of security holders, including debentures	*
99	Additional Exhibits
	(a) Statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1

*                              Filed as an Exhibit to the Company’s Form S-1 Registration Statement filed on July 21, 1997 (File No. 333-31739) pursuant to Section 5 of the Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**                       Filed as an Exhibit to the Company’s Form 10-Q quarterly report filed on November 15, 1999 (File No. 000-23063) pursuant to Section 12 of the Securities Exchange Act of 1934.  All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

b.                         Reports on Form 8-K.  No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC.
(Registrant)

By: /s/ Julian E. Kulas
Julian E. Kulas
Principal Executive Officer
May 15, 2003

By: /s/ Harry Kucewicz
Harry Kucewicz
Chief Financial and Accounting Officer
May 15, 2003

CERTIFICATIONS

I, Julian E. Kulas, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First SecurityFed Financial, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Julian E. Kulas
Julian E. Kulas,
Principal Executive Officer

CERTIFICATIONS

I, Harry Kucewicz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First SecurityFed Financial, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Harry Kucewicz
Harry Kucewicz,
Principal Financial Officer

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

99	Additional Exhibits
	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1