Form 10-Q
period 2003-06-30
FIRST SECURITYFED FINANCIAL INC
filed 2003-08-13
CIK 1042534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2003

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

(773) 772-4500
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

YES  ☒                                   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                                   NO  ☒

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2003
Common Stock, par value $0.01	3,952,754 shares

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$11,696	$16,557
Interest-bearing deposit accounts in other financial institutions	2,994	5,631
Federal funds sold	4,055	5,629
Total cash and cash equivalents	18,745	27,817

Securities available-for-sale	66,682	42,628
Securities held-to-maturity (fair value of $59,705 in 2003 and $72,362 in 2002)	56,365	69,126
Loans receivable, net	304,920	301,642
Federal Home Loan Bank stock, at cost	19,479	14,788
Premises and equipment, net	4,669	4,349
Accrued interest receivable	2,891	3,319
Due from broker	2,500	—
Other assets	827	632
Total assets	$477,078	$464,301

LIABILITIES
Deposits
Non-interest-bearing	$10,462	$9,601
Interest-bearing	288,002	281,011
Total Deposits	298,464	290,612
Advance payments by borrowers for taxes and insurance	2,758	2,832
Advances from Federal Home Loan Bank	93,951	92,105
Accrued interest payable and other liabilities	2,193	2,820
Total liabilities	397,366	388,369

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	63,525	63,269
Unearned ESOP shares	(3,117)	(3,269)

Unearned stock awards

(753

)

(1,007

)

Treasury stock, at cost; (2,455,246 shares in 2003 and 2002)	(37,750)	(37,750)
Retained earnings	56,759	53,896
Accumulated other comprehensive income	984	729
Total shareholders’ equity	79,712	75,932
Total liabilities and shareholders’ equity	$477,078	$464,301

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Interest income
Loans	$11,572	$11,694	$5,802	$5,862
Securities	1,864	2,324	920	1,154
Mortgage-backed securities	962	857	472	388
Federal funds sold and other interest earning assets	538	344	109	183
Total interest income	14,936	15,219	7,303	7,587

Interest expense
Deposits	3,305	4,147	1,599	2,034
Federal Home Loan Bank advances	2,301	2,233	1,160	1,135
Total interest expense	5,606	6,380	2,759	3,169

Net interest income	9,330	8,839	4,544	4,418

Provision for loan losses	54	61	33	31

Net interest income after provision for loan losses	9,276	8,778	4,511	4,387

Noninterest income
Net gain on sale of securities	—	37	—	35
Service charges	243	238	120	124
Other income	268	193	124	109
Total noninterest income	511	468	244	268

Noninterest expense
Compensation and benefits	2,265	2,147	1,082	1,094
Occupancy and equipment expense	394	334	204	170
Data processing expense	227	196	97	87
Professional fees	165	102	48	44
Other operating expenses	650	607	337	340
Total noninterest expense	3,701	3,386	1,768	1,735

Income before income taxes	6,086	5,860	2,987	2,920

Income tax expense	2,105	1,977	960	944

Net income	$3,981	$3,883	$2,027	$1,976

Earnings per share
Basic	$1.11	$1.05	$.56	$.53
Diluted	$1.07	$1.03	$.54	$.52

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS
STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net Income	$3,981	$3,883	$2,027	$1,976

Other comprehensive income, net of tax Change in unrealized holding gains
on securities available-for-sale	255	261	251	273
Reclassification adjustment for gains
recognized in income	—	(22)	—	(21)

Comprehensive Income	$4,236	$4,122	$2,278	$2,228

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders’ Equity

Balance at December 31, 2002	$64	$63,269	$(3,269)	$(1,007)	$(37,750)	$53,896	$729	$75,932

ESOP shares earned	—	256	152	—	—	—	—	408

Stock awards earned	—	—	—	254	—	—	—	254

Net income	—	—	—	—	—	3,981	—	3,981

Dividends ($.29 per share)	—	—	—	—	—	(1,118)	—	(1,118)

Change in fair value of securities, net of income taxes and reclassification effects	—	—	—	—	—	—	255	255
Balance at June 30, 2003	$64	$63,525	$(3,117)	$(753)	$(37,750)	$56,759	$984	$79,712

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$3,981	$3,883
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	184	152
Net amortization of securities	375	119
Net gain on sales and calls of securities	—	(37)
Provision for loan losses	54	61
ESOP compensation expense	408	318
Stock award compensation expense	254	367
Federal Home Loan Bank stock dividend	(691)	(297)
Net change in
Deferred loan origination fees	73	256
Accrued interest receivable and other assets	233	(218)
Other liabilities and deferred income taxes	(627)	(1,064)
Net cash from operating activities	4,244	3,540

Cash flows from investing activities
Purchase of securities available-for-sale	(40,326)	(6,495)
Purchase of securities held-to-maturity	—	(3,525)
Principal payments on mortgage backed and related securities	8,907	4,830
Proceeds from sales of securities available-for-sale	—	2,964
Proceeds from calls and maturities of securities	17,575	12,550
Net loan originations	(3,603)	(13,158)
Property and equipment expenditures	(492)	(812)
Purchase of Federal Home Loan Bank stock	(4,000)	—
Net cash from investing activities	(21,939)	(3,646)

Cash flows from financing activities
Net increase in deposits	7,852	12,361
Net change in advances from Federal Home Loan Bank	1,846	5,585
Net change in advance payments by borrowers for insurance and taxes	(74)	242
Dividends paid	(1,001)	(1,045)
Purchase of treasury stock	—	(1,268)
Net cash from financing activities	8,623	15,875

Net change in cash and cash equivalents	(9,072)	15,769

Cash and cash equivalents at beginning of period	27,817	9,421

Cash and cash equivalents at end of period	$18,745	$25,190

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of June 30, 2003 and the results of its operations for the six and three month periods ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.  The annualized results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results expected in the full year ending December 31, 2003.  The unaudited interim condensed consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the year ended December 31, 2002 included in its Annual Report on Form 10-K.

The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 – EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the six and three month periods ended June 30, 2003 and 2002 is presented below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Basic earnings per share

Net income attributable to common shareholders	$3,981	$3,883	$2,027	$1,976

Total weighted average common shares outstanding	3,581	3,688	3,591	3,694

Basic earnings per share	$1.11	$1.05	$.56	$.53

NOTE 2 – EARNINGS PER COMMON SHARE (Continued)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Earnings per share assuming dilution

Net income attributable to common shareholders	$3,981	$3,883	$2,027	$1,976

Weighted average common shares outstanding	3,581	3,688	3,591	3,694

Dilutive effect of assumed exercises:
Stock awards	3	6	1	6
Incentive stock options	151	84	160	94
Weighted average common and dilutive potential common shares outstanding	3,735	3,778	3,752	3,794

Diluted earnings per share	$1.07	$1.03	$.54	$.52

NOTE  3 - CAPITAL REQUIREMENTS

The following is a summary of the Bank’s regulatory capital at June 30, 2003.

	Core Capital	Risk based Capital

Regulatory capital	$63,862	$66,832

Minimum capital requirement to be considered adequately capitalized	18,806	22,056

Excess regulatory capital over minimum requirement	$45,056	$44,776

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

	For the 3 months Ended June 30,		For the 6 months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$2,027	$1,976	$3,981	$3,883
Deduct: Stock-based compensation expense Determined under fair value based method	45	107	152	213
Pro forma net income	1,982	1,869	3,829	3,670

Basic earnings per share as reported	.56	.53	1.11	1.05
Pro forma basic earnings per share	.55	.51	1.07	1.00

Diluted earnings per share as reported	.54	.52	1.07	1.03
Pro forma diluted earning per share	.53	.49	1.03	.97

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS
MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets at June 30, 2003 were $477.1 million compared to $464.3 million at December 31, 2002, an increase of $12.8 million. The increase in total assets was due primarily to increases of $11.2 million in securities, $4.7 million in Federal Home Loan Bank (FHLB) stock, $3.3 million in loans receivable and $2.7 million in other assets partially offset by a decrease of $9.1 million in cash and cash equivalents. The increase in assets was funded primarily by growth in deposits and increased FHLB advances.

Net loans receivable increased by $3.3 million from $301.6 million at December 31, 2002 to $304.9 million at June 30, 2003. The increase was due primarily to the disbursements of $18.8 million to fund construction loans, the disbursement of $44.9 million to fund mortgage loans and a net increase in line of credit loans of $10.6 million, partially offset by $9.6 million in paydowns on construction loans and $61.6 million in paydowns and payoffs on mortgage loans.

Cash and cash equivalents decreased by $9.1 million due to the redeployment of these funds into securities, FHLB Stock, and loans.

Securities increased by $11.2 million from $111.8 million at December 31, 2002 to $123.0 million at June 30, 2003.  The increase in securities was due primarily to the purchase of $22.5 million in mortgage-backed securities, $16.2 million in agency securities, and $1.5 million in municipal securities, partially offset by paydowns of $8.9 million on mortgage-backed securities and calls and maturities of $20.1 million in agency securities.

Federal Home Loan Bank stock increased by $4.7 million due primarily to purchases by the Bank.  Also contributing to the increase in stock were stock dividends received from the Federal Home Loan Bank.  Additional Federal Home Loan Bank stock was purchased primarily because the stock issued by the Federal Home Loan Bank pays a competitive quarterly dividend.

Due from broker relates to the call of a $2.5 million agency security on June 30, 2003.  The funds were received by the Bank on July 2, 2003.  Other assets increased $195,000 primarily relating to real estate owned transferred from loans.  As of June 30, 2003, there was one property in real estate owned.

Total liabilities at June 30, 2003 were $397.4 million compared to $388.4 million at December 31, 2002, an increase of $9.0 million. The increase in liabilities was due primarily to increases of $7.9 million in deposits and $1.8 million in Federal Home Loan Bank advances, partially offset by a decrease of $627,000 in accrued interest payable and other liabilities.

Deposits increased due to the less volatile and less risky nature of deposit accounts in comparison to other types of consumer investment vehicles, the competitive rates paid by the

Bank on its deposit products and increased marketing efforts by the Bank.  The Company utilized additional Federal Home Loan Bank advances due to the low rates being charged on these types of borrowings.  The proceeds were then used to fund a portion of the asset growth described above.

Accrued interest payable and other liabilities decreased due primarily to the payment of a $900,000 account payable to the Heritage Foundation, a non-profit affiliate of the Bank that makes grants to community organizations.  The Bank’s correspondent financial institution mistakenly deposited the proceeds of a matured security to an account belonging to the Bank instead of the Foundation’s.  The error was subsequently rectified in early 2003.

Shareholders’ equity at June 30, 2003 was $79.7 million compared to $75.9 million at December 31, 2002, an increase of $3.8 million. The increase in equity was due primarily to net income of $4.0 million and vesting of ESOP shares and stock awards.  Equity at June 30, 2003 was also impacted by dividends on the Company’s common stock. A cash dividend of $505,000 was paid in April 2003 and a cash dividend of $613,000 was declared in June 2003.  The increase in the June dividend was due to the Company increasing the dividend from $0.13 per share to $0.16 per share.  The $613,000 dividend was paid to shareholders in July 2003.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and June 30, 2002

General

Net income for the six months ended June 30, 2003 was $4.0 million, compared to net income of $3.9 million for the six months ended June 30, 2002, an increase of $98,000.  The increase in net income was attributable primarily to increases in net interest income and non-interest income, partially offset by increases in noninterest expense and the provision for income taxes. Basic earnings per share for the six months ended June 30, 2003 increased to $1.11 as compared to basic earnings per share of $1.05 for the six months ended June 30, 2002, an increase of 5.71%.  Diluted earnings per share for the six months ended June 30, 2003 increased to $1.07 as compared to diluted earnings per share of $1.03 for the six months ended June 30, 2002, an increase of 3.88%.  The increase in basic and diluted earnings per share was attributable to higher net income and a decrease in the average shares outstanding due to the Company’s repurchase of its common stock.  The Company has additional shares remaining in its current stock repurchase plan, however, because the market price of the stock is in excess of its book value, the Company is not currently repurchasing any of the stock as it would be dilutive to book value.

Interest Income

Interest income for the six months ended June 30, 2003 was $14.9 million, compared to $15.2 million for the six months ended June 30, 2002 a decrease of $283,000.  Interest income on loans decreased by $122,000 due to a decrease in the average rate earned on loans receivable from 8.03% for the six months ended June 30, 2002 to 7.68% for the six months ended June 30, 2003.  The decrease in the average rate earned on loans receivable was due to an acceleration of refinance activity attributable to the lower interest rate environment.  Interest income on securities decreased by $460,000 due primarily to calls and maturities of securities during the past year being replaced by lower interest earning securities as interest rates declined.  Interest income on mortgage-backed securities increased by $105,000 due to increases in the average outstanding balances of mortgage-backed securities.  Interest income on other interest-earning assets increased by $194,000 due to a special stock dividend paid by the Federal Home Loan Bank during the first quarter of 2003.

Interest Expense

Interest expense for the six months ended June 30, 2003 was $5.6 million compared to $6.4 million for the six months ended June 30, 2002, a decrease of $774,000.  The decrease in interest expense was due primarily to a decrease in the average rate paid on interest-bearing liabilities from 3.75% for the six months ended June 30, 2002 to 2.98% for the six months ended June 30, 2003.  Interest expense on deposits decreased by $842,000 due primarily to maturities of customers’ certificates of deposits and the reinvestment of those funds into certificates paying lower rates of interest.  Also contributing to the decrease in interest expense on deposits were decreases in the rates paid on passbook savings and demand deposit accounts.  Interest expense on Federal Home Loan Bank advances increased by $68,000 due to increases in the average outstanding balances of Federal Home Loan Bank advances.  Even though the balances of both deposits and Federal Home Loan Bank advances increased, the impact on interest expense was moderated by  the low interest rate environment resulting in a lower cost of funds for the Bank.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2003 was $54,000 compared to $61,000 for the six months ended June 30, 2002, a decrease of $7,000.  Non-performing assets at June 30, 2003 totaled $2.15 million or 0.45% of assets and $1.52 million or .33% of assets at June 30, 2002.  The Company had charge offs totaling $20,000 during the six month period ended June 30, 2003.  The loan loss allowance at June 30, 2003 was $2.97 million or 0.96% of gross loans, compared with $2.94 million or 0.96% of gross loans at December 31,2002.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the six months ended June 30, 2003 was $511,000 compared to $468,000 for the six months ended June 30, 2002, an increase of $43,000. Other income for the six months ended June 30, 2003 was $268,000 compared to $193,000 for the six months ended June 30, 2002, an increase of $75,000. The increase in other income was due primarily to increases in release fees charged on mortgage loans that were paid off.  The number of mortgages being paid off increased significantly due to an acceleration of refinance activity due to the lower interest rate environment.  Also contributing to the increase in other income were insurance commissions earned by the Bank’s service corporation.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2003 was $3.7 million compared to $3.4 million for the six months ended June 30, 2002, an increase of $315,000. Compensation and benefits expense increased by $118,000 partially due to an increase in ESOP expense resulting from an increase in the Company’s stock price and due to normal annual salary adjustments for existing bank personnel. Occupancy and equipment expense increased by $60,000 due to higher natural gas prices, increased utility prices for the Bank’s larger northwest suburban branch and additional depreciation expense primarily for the remodeled branch and its furniture and fixtures.  Data processing expense increased by $31,000 due to both normal annual adjustments in the Company’s data processing contract with an outside service bureau and increases in the number of loan and deposit accounts maintained by the service bureau.  Professional fees increased by $63,000 primarily due to compliance with new regulatory guidelines.  Other operating expense increased by $41,000 due to increases in advertising, office supply and ATM expense incurred primarily in connection with the opening of the relocated northwest suburban branch.

Income Taxes

Income tax expense was $2.1 million for the six months ended June 30, 2003 compared to $2.0 million for the six months ended June 30, 2002, an increase of $128,000. The increase in the provision for income taxes was primarily due to an increase in pretax earnings.  The effective tax rate on income for the six months ended June 30, 2003 was 34.59% compared to an effective tax rate of 33.74% for the six months ended June 30, 2002.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002

General

Net income for the three months ended June 30, 2003 was $2,027,000, compared to net income of $1,976,000 for the three months ended June 30, 2002, an increase of $51,000.  The increase in net income was attributable primarily to an increase in net interest income partially offset by increases in noninterest expense and the provision for income taxes and a decrease in noninterest income.  Basic earnings per share for the three months ended June 30, 2003 increased to $0.56 as compared to basic earnings per share of $0.53 for the three months ended June 30, 2002, an increase of 5.66%.  Diluted earnings per share for the three months ended June 30, 2003 increased to $0.54 as compared to diluted earnings per share of $0.52 for the three months ended June 30, 2002, an increase of 3.85%.  The increase in basic and diluted earnings per share was attributable to higher net income and a decrease in the average shares outstanding due to the Company’s repurchase of its common stock.  The Company has additional shares remaining in its current stock repurchase plan; however, because  the market price of the stock is in excess of its book value, the Company is not currently repurchasing any of the stock as it would be dilutive to book value.

Interest Income

Interest income for the three months ended June 30, 2003 was $7.3 million compared to $7.6 million for the three months ended June 30, 2002, a decrease of $284,000.  Interest income on loans decreased by $60,000 due to a decrease in the average rate earned on loans receivable.  Interest income on securities decreased by $234,000 due to calls and maturities of securities during the past year being replaced by lower interest earning securities as interest rates declined.  Interest income on mortgage-backed securities increased by $84,000 due to increases in the average outstanding balances of mortgage-backed securities.  Interest income on other interest-earning assets decreased by $74,000 due to a change in the calculation method employed by the Federal Home Loan Bank in determining its stock dividend and the timing of the credit for the stock dividend.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $2.8 million compared to $3.2 million for the three months ended June 30, 2002, a decrease of $410,000.  The decrease in interest expense was due primarily to a decrease in the average rate paid on interest-bearing liabilities.  Interest expense on deposits decreased by $435,000 primarily due to maturities of customers’ certificates of deposit and the reinvestment of those funds into certificates paying lower rates of interest.  Also contributing to the decrease in interest expense on deposits were decreases in the rates paid on passbook savings and demand deposit accounts.  Interest expense on Federal Home Loan Bank advances increased by $25,000 due to increases in the average outstanding balances of Federal Home Loan Bank advances.  Even though the balances of both deposits and Federal Home Loan Bank advances increased, the impact on interest expense was moderated by the low interest rate environment resulting in a lower cost of funds for the Bank.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2003 was $33,000 compared to $31,000 for the three months ended June 30, 2002, an increase of $2,000.  The company charged off $6,000 in unsecured consumer loans in the three month period ending June 30, 2003.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans.  Such agencies may require the Bank to provide additions to the allowance based upon judgments which differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended June 30, 2003 was $244,000 compared to $268,000 for the three months ended June 30, 2002, a decrease of $24,000.  Other income for the three months ended June 30, 2003 was $124,000 compared to $109,000 for the three months ended June 30, 2002, an increase of $15,000.  The increase in other income was due to an increase in release fees charged on mortgage loans that were paid off and an increase in insurance commissions earned by the Bank’s service corporation. The increase in other income was offset by a decrease in net gain on the sale of securities due to a $35,000 gain on sale that was booked for the three months ended June 30, 2002.

Noninterest Expense

Noninterest expense for the three months ended June 30,2003 was $1,768,000 compared to $1,735,000 for the three months ended June 30, 2002, an increase of $33,000.  Compensation and benefits expense decreased by $12,000 due to the full vesting of stock awards granted in May 1998.  The stock awards vested over a five year period and were expensed over the same five year period.  Occupancy and equipment expense increased by $34,000 due to increased utility costs for the Bank’s larger northwest suburban branch and additional depreciation expense primarily for the remodeled branch and its furniture and fixtures.  Data processing expense increased $10,000 due both to normal annual adjustments in the Company’s data processing contract with an outside service bureau and increases in the number of accounts maintained by the service bureau.

Income Taxes

Income tax expense was $960,000 for the three months ended June 30, 2003 compared to $944,000 for the three months ended June 30, 2002, an increase of $16,000.  The increase in the provision for income taxes was due to an increase in pretax earnings.  The effective tax rate on income for the three months ended June 30, 2003 was 32.14% compared to an effective tax rate of 32.33% for the three months ended June 30, 2002.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, borrowings, and proceeds from principal and interest payments on loans and mortgage-backed securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration.  If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Chicago.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $4.2 million and $3.5 million for the six months ended June 30, 2003 and June 30, 2002 respectively.  Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities as well as capital expenditures, offset by principal collections on loans, proceeds from calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and Federal Home Loan Bank advances partially offset by purchases of treasury stock and the payment of dividends.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and short-term investments totaled $18.7 million. The

Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

Commitments

At June 30, 2003, the Company had outstanding commitments to originate loans of $8.9 million, of which $8.6 million had fixed interest rates.  As of the same date, the Company also had construction loans in process of $14.0 million, all of which had floating interest rates based on the prime rate, and $16.5 million in unused lines of credit for home equity loans. Finally, as of June 30, 2003, the Company had $15.0 million in commitments to fund construction loans where a commitment was extended to a potential borrower but was not yet accepted by the borrower.  These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from June 30, 2003 totaled $114.5 million. Management believes, based on past experience that a significant portion of such deposits will remain with the Company.  Based on the foregoing, the Company considers its liquid resources sufficient to meet its outstanding short-term and long-term needs.

The following tables disclose contractual obligations and commercial commitments of the Company as of June 30, 2003:

	Total	Less Than 1 Year	1-3 Years	After 4-5 Years	5 Years

FHLB Advances	$93,951	—	$34,300	$40,651	$19,000

Total contractual obligations	$93,951	—	$34,300	$40,651	$19,000

	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Lines of Credit	$16,477	$458	$4,700	$11,319	—

Commitments to Originate Mortgage Loans	8,897	8,897	—	—	—

Construction Loans in Process	14,046	14,046	—	—	—

Letters of Credit	137	86	21	30	—

Total commercial commitments	39,557	23,487	4,721	11,349	—

Unexercised Commitment to Extend Credit	15,045	15,045	—	—	—

Total Unexercised Commitments to Extend Credit	$15,045	$15,045	—	—	—

The Company is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At June 30, 2003, the Company was in compliance with all applicable capital requirements. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards. Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other non-certificate accounts. At June 30, 2003, $136.8 million or 45.83% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues  to originate 30 year fixed rate residential loans for  portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans  have terms of 15 years or less or carry  adjustable interest rates. Third, the Company uses FHLB advances, to extend the term to repricing of its liabilities. At June 30, 2003, the Company had $ 57.7 million of fixed rate advances with a remaining term to maturity of three years or more. The average term to maturity or call of the Company’s fixed rate advances was 4.8 years at June 30, 2003.  Finally, the Company has recently increased its holdings of construction, multi-family and commercial real estate loans. These loans generally have shorter terms to maturity than one-to-four family residential loans.

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

On March 31, 2003 and December 31, 2002, the yield on the three-month Treasury bill was below 2.00%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended March 31, 2003.

Presented below, as of March 31, 2003 (most recent available information), and December 31, 2002, is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates up 300 basis points and down 100 basis points, in 100 point increments.  The information presented below is not necessarily representative of the Bank’s estimated interest rate risk at June 30, 2003.

March 31, 2003

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NPV
(Basis Points)	(Dollars in Thousands)

+ 300	$61,494	$(21,759)	(26)%
+ 200	71,032	(12,221)	(15)
+ 100	78,880	(4,373)	(5)
—	83,253	—	—
– 100	81,433	(1,820)	(2)
– 200	—	—	—
– 300	—	—	—

December 31, 2002

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NP V
(Basis Points)	(Dollars in Thousands)

+ 300	$66,597	$(15,159)	(19)%
+ 200	73,833	(7,923)	(10)
+ 100	79,531	(2,225)	(3)
—	81,756	—	—
– 100	82,521	765	1
– 200	—	—	—
– 300	—	—	—

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

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                                OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS

None

ITEM 2.                                  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company’s stockholders, held on April 24, 2003, the stockholders considered the following proposals:

I.                 The election of three directors of the Company

II.             The ratification of the appointment of Crowe Chizek and Company LLC as auditors for the fiscal year ending December 31, 2003.

The following directors were re-elected:

	For	Withheld	Total

Myron Dobrowolsky	2,726,583	60,161	2,786,744
Julian Kulas	2,730,933	55,811	2,786,744
Paul Nadzikewycz	2,735,333	51,411	2,786,744

The vote on proposal II was as follows:

	For	Against	Abstain	Non-Vote

Crowe Chizek	2,676,759	108,555	1,430	—

ITEM 5.                                  OTHER INFORMATION

None

ITEM 6.                                  EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

3(a)	Certificate of Incorporation	*
3(b)	By-Laws	**
4	Instruments defining the right of security holders, including debentures	*
31	Rule 13a – 14(a) Certifications	31.1
32	Section 1350 Certification	32.1

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

b.           Reports on Form 8-K.  Form 8-K filed April 29, 2003 containing our press release dated April 28, 2003, which contained our first quarter 2003 earnings information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC.
(Registrant)

By: /s/ Julian E. Kulas
Julian E. Kulas
Principal Executive Officer
August 13, 2003

By: /s/ Harry Kucewicz
Harry Kucewicz
Chief Financial and Accounting Officer
August 13, 2003

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

31	Rule 13a – 14(a Certifications)	31.1
32	Section 1350 Certification	32.1