Form 10-Q
period 2003-09-30
FIRST SECURITYFED FINANCIAL INC
filed 2003-11-14
CIK 1042534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM  10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2003

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

YES  ☒      NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐      NO  ☒

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2003
Common Stock, par value $0.01	3,952,754 shares

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$11,322	$16,557
Interest-bearing deposit accounts in other financial institutions	3,034	5,631
Federal funds sold	9,000	5,629
Total cash and cash equivalents	23,356	27,817

Securities available-for-sale	92,808	42,628
Securities held-to-maturity (fair value of $50,332 in 2003 and $72,362 in 2002)	47,635	69,126
Loans, net of allowance for loan losses	298,971	301,642
Federal Home Loan Bank (FHLB) stock, at cost	19,793	14,788
Premises and equipment, net	4,622	4,349
Accrued interest receivable	3,032	3,319
Other assets	625	632
Total assets	$490,842	$464,301

LIABILITIES
Deposits
Non-interest-bearing	$13,749	$9,601
Interest-bearing	294,490	281,011
	308,239	290,612
Advance payments by borrowers for taxes and insurance	1,289	2,832
Advances from FHLB	93,759	92,105
Accrued interest payable and other liabilities	2,257	2,820
Due to broker	4,070	—
Total liabilities	409,614	388,369

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	63,650	63,269
Unearned ESOP shares	(3,042)	(3,269)

Unearned stock awards

(746

)

(1,007

)

Treasury stock, at cost; (2,455,246 shares in 2003 and 2002)	(37,750)	(37,750)
Retained earnings, substantially restricted	58,322	53,896
Accumulated other comprehensive income	730	729
Total shareholders’ equity	81,228	75,932
Total liabilities and shareholders’ equity	$490,842	$464,301

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Interest income
Loans	$17,442	$17,747	$5,871	$6,053
Securities	2,796	3,436	932	1,112
Mortgage-backed securities	1,353	1,268	390	411
Federal funds sold and other interest-earning assets	891	556	353	212
Total interest income	22,482	23,007	7,546	7,788

Interest expense
Deposits	4,774	6,134	1,469	1,987
FHLB advances	3,478	3,442	1,177	1,209
Total interest expense	8,252	9,576	2,646	3,196

Net interest income	14,230	13,431	4,900	4,592

Provision for loan losses	87	94	33	33
Net interest income after provision for loan losses	14,143	13,337	4,867	4,559

Noninterest income
Net gain on sale of securities	—	37	—
Net gain on sale of real estate owned	33	—	33	—
Service charges	363	363	120	126
Other income	371	301	103	107
Total noninterest income	767	701	256	233

Noninterest expense
Compensation and benefits	3,277	3,253	1,012	1,106
Occupancy and equipment expense	579	509	185	175
Data processing expense	336	293	109	97
Federal deposit insurance premiums	111	108	37	36
Professional fees	198	135	33	33
Other operating expenses	885	763	309	228
Total noninterest expense	5,386	5,061	1,685	1,675

Income before income tax provision	9,524	8,977	3,438	3,117

Provision for income taxes	3,315	3,029	1,210	1,052

Net income	$6,209	$5,948	$2,228	$2,065

Earnings per share
Basic	$1.73	$1.62	$.62	$.57
Diluted	$1.66	$1.59	$.60	$.56

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Net Income	$6,209	$5,948	$2,228	$2,065

Other comprehensive income, net of tax:
Change in unrealized holding gains on securities available-for-sale	1	542	(254)	281
Reclassification adjustment for (gains) losses recognized in income	—	(22)	—	0

Comprehensive Income	$6,210	$6,468	$1,974	$2,346

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders’ Equity

Balance at December 31, 2002	$64	$63,269	$(3,269)	$(1,007)	$(37,750)	$53,896	$729	$75,932

ESOP shares earned	—	381	227	—	—	—	—	608

Stock awards earned	—	—	—	261	—	—	—	261

Net income	—	—	—	—	—	6,209	—	6,209

Dividends ($.46 per share)	—	—	—	—	—	(1,783)	—	(1,783)

Change in fair value of securities, net of income taxes and reclassification effects	—	—	—	—	—	—	1	1

Balance at September 30, 2003	$64	$63,650	$(3,042)	$(746)	$(37,750)	$58,322	$730	$81,228

See accompanying notes to condensed consolidated financial statements.

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$6,209	$5,948
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	276	229
Net amortization of securities	723	183
Net gain on sales and calls of securities	—	(37)
Net gain on sale of real estate owned	(33)	—
Provision for loan losses	87	94
ESOP compensation expense	608	486
Stock award compensation expense	261	567
Federal Home Loan Bank stock dividend	(1,005)	(452)
Net change in
Deferred loan origination fees	63	315
Accrued interest receivable and other assets	294	518
Other liabilities and deferred income taxes	(1,030)	(2,016)
Net cash from operating activities	6,453	5,835

Cash flows from investing activities

Purchase of securities available-for-sale	(74,206)	(24,119)
Purchase of securities held-to-maturity	—	(3,525)
Principal payments on mortgage-backed and related securities	16,689	6,138
Proceeds from sales of securities available-for-sale	—	2,964
Proceeds from calls and maturities of securities	32,725	19,100
Proceeds from sale of real estate owned	200	—
Net loan originations	2,097	(22,165)
Property and equipment expenditures	(531)	(913)
Purchase of Federal Home Loan Bank stock	(4,000)	(2,000)
Net cash from investing activities	(27,026)	(24,520)

Cash flows from financing activities
Net change in deposits	17,627	18,422
Net change in advances from Federal Home Loan Bank	1,654	10,620
Net change in advance payments by borrowers for insurance and taxes	(1,543)	1,588
Dividends paid	(1,626)	(1,565)
Purchase of treasury stock	—	(3,175)
Net cash from financing activities	16,112	25,890

Net change in cash and cash equivalents	(4,461)	7,205

Cash and cash equivalents at beginning of period	27,817	9,421

Cash and cash equivalents at end of period	$23,356	$16,626

Supplemental Disclosures of Cash Flow Information Cash Due To Broker	$4,070	—

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of the Company as of September 30, 2003 and the results of its operations for the nine and three month periods ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.  The annualized results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results expected in the full year ending December 31, 2003.  The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the year ended December 31, 2002 included in its Annual Report on Form 10-K.

The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 – EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the nine and three month periods ended September 30, 2003 and 2002 is presented below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
	(In thousands except per share data)
Basic earnings per share

Net income attributable to common shareholders	$6,209	$5,948	$2,228	$2,065

Total weighted average common shares outstanding	3,587	3,665	3,599	3,621

Basic earnings per share	$1.73	$1.62	$.62	$.57

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Earnings per share assuming dilution

Net income attributable to common shareholders	$6,209	$5,948	$2,228	$2,065

Weighted average common shares outstanding	3,587	3,665	3,599	3,621

Dilutive effect of assumed exercises:
Stock awards	2	5	1	4
Incentive stock options	150	77	146	89
Weighted average common and dilutive potential common shares outstanding	3,739	3,747	3,746	3,714

Diluted earnings per share	$1.66	$1.59	$.60	$.56

NOTE 3 – CAPITAL REQUIREMENTS

The following is a summary of the Bank’s regulatory capital at September 30, 2003:

	Core Capital	Risk-based Capital
	(In thousands)

Regulatory capital	$66,213	$69,212

Minimum capital requirement to be considered adequately capitalized	19,186	20,802

Excess regulatory capital over minimum requirement	$47,027	$48,410

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002

Net income as reported	$6,209	$5,948	$2,228	$2,065
Deduct: Stock-based compensation expense
Determined under fair value based method	148	320	4	107
Pro forma net income	6,061	5,628	2,224	1,958

Basic earnings per share as reported	1.73	1.62	.62	.57
Pro forma basic earnings per share	1.69	1.53	.60	.54

Diluted earnings per share as reported	1.66	1.59	.60	.56
Pro forma diluted earnings per share	1.62	1.50	.60	.53

FIRST SECURITYFED FINANCIAL, INC.

CHICAGO, ILLINOIS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets at September 30, 2003 were $490.8 million compared to $464.3 million at December 31, 2002, an increase of $26.5 million. The increase in total assets was due primarily to increases of $28.6 million in securities and $5.0 million in Federal Home Loan Bank (FHLB) stock, partially offset by decreases of $4.4 million in cash and cash equivalents and $2.6 million in loans receivable.

Net loans receivable decreased by $2.6 million from $301.6 million at December 31, 2002 to $299.0 million at September 30, 2003.  The decrease was due primarily to $19.4 million in paydowns on construction loans and $95.6 million in paydowns and payoffs on mortgage loans partially offset by the disbursement of $34.4 million to fund construction loans, the disbursement of $68.2 million to fund mortgage loans and net increases in line of credit loans of $9.6 million and share loans of $101,000.

Cash and cash equivalents decreased by $4.4 million due to the redeployment of these funds into securities and FHLB stock.

Securities increased by $28.6 million from $111.8 million at December 31, 2002 to $140.4 million at September 30, 2003.  The increase in securities was due primarily to the purchase of $35.0 million in mortgage-backed securities, $38.4 million in agency securities, and $4.7 million in municipal securities, partially offset by paydowns of $16.7 million on mortgage-backed securities and calls and maturities of $32.8 million in agency securities.

FHLB stock increased by $5.0 million primarily due to stock purchases by the Bank.  Also contributing to the increase in stock were stock dividends received from the FHLB.  Additional FHLB stock was purchased primarily because the stock issued by the FHLB pays a competitive quarterly dividend.

Total liabilities at September 30, 2003 were $409.6 million compared to $388.4 million at December 31, 2002, an increase of $21.2 million.  The increase in liabilities was due primarily to increases of $17.6 million in deposits, and $1.7 million in FHLB advances partially offset by decreases of $1.5 million in advance payments by borrowers for taxes and insurance and $563,000 in accrued interest payable and other liabilities.  In addition, at September 30, 2003, total liabilities included $4.1 million due to broker.  This amount represented the purchase price of five securities purchased in September 2003.  These trades settled in October 2003.

Deposits increased due to the less volatile and less risky nature of passbook accounts in comparison to other types of consumer investment vehicles, the competitive rates paid by the Bank on its deposit products and a nine month certificate of deposit special offered by the Bank in August and September 2003.  The increase in deposits was then used to fund a portion of the asset growth described above.  The Bank utilized additional FHLB advances due to the low rates being charged on these types of borrowings.

Advance payments by borrowers for taxes and insurance decreased due to the payment of the second installment of real estate taxes during the quarter.

Accrued interest payable and other liabilities decreased by $563,000 due primarily to the payment of a $900,000 account payable to the Heritage Foundation, a non-profit affiliate of the Bank that makes grants to community organizations.  The Bank’s correspondent financial institution mistakenly deposited the proceeds of a matured security to an account belonging to the Bank instead of the Foundation’s account. The error was subsequently rectified in early 2003.  Partially offsetting the decrease in accounts payable was a $342,000 increase in federal income taxes payable.

Shareholders’ equity at September 30, 2003 was $81.2 million compared to $75.9 million at December 31, 2002, an increase of $5.3 million.  The increase in equity was due primarily to net income of $6.2 million and vesting of ESOP shares and stock awards.  Equity at September 30, 2003 was also impacted by dividends on the Company’s common stock.  Three cash dividends totaling $1.8 million were declared during the nine month period ended September 30, 2003.  There was an increase in the September dividend from $0.16 per share to $0.17 per share.  The dividends were paid to stockholders in April, July, and October 2003.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002

General

Net income for the nine months ended September 30, 2003 was $6.2 million, compared to net income of $5.9 million for the nine months ended September 30, 2002, an increase of $261,000.  The increase in net income was attributable primarily to increases in net interest income and noninterest income, partially offset by increases in noninterest expense and the provision for income taxes.  Basic earnings per share for the nine months ended September 30, 2003 increased to $1.73 as compared to basic earnings per share of $1.62 for the nine months ended September 30, 2002, an increase of 6.79%.  Diluted earnings per share for the nine months ended September 30, 2003 increased to $1.66 as compared to diluted earnings per share of $1.59 for the nine months ended September 30, 2002, an increase of 4.40%.  The increase in basic and diluted earnings per share was attributable primarily to higher net income.  Also contributing to the increase in basic and diluted earnings per share was a decrease in the average shares outstanding.  The Company has additional shares remaining in its current stock repurchase plan, however, because the market price of the stock is in excess of its book value, the Company is not currently repurchasing any of the stock as it would be dilutive to the book value.

Interest Income

Interest income for the nine months ended September 30, 2003 was $22.5 million, compared to interest income of $23.0 million for the nine months ended September 30, 2002, a decrease of $525,000.  Interest income on loans decreased by $305,000 due to a decrease in the average rate earned on loans receivable from 7.98% for the nine months ended September 30, 2002 to 7.68% for the nine months ended September 30, 2003.  The decrease in the average rate earned on loans receivable was due to an acceleration of refinance activity attributable to the lower interest rate environment.  Interest income on securities decreased by $640,000 due primarily to calls and maturities of securities during the past year being replaced by lower interest earning securities as interest rates declined.  Interest income on mortgage-backed securities increased by $85,000 due to increases in the average outstanding balances of mortgage-backed securities.  Interest income on other interest-earning assets increased by $335,000 due to an increase in the average outstanding balances of FHLB stock.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $8.3 million compared to $9.6 million for the nine months ended September 30, 2002, a decrease of $1.3 million.  The decrease in interest expense was due primarily to a decrease in the average rate paid on interest bearing liabilities from 3.67% for the nine months ended September 30, 2002 to 2.90% for the nine months ended September 30, 2003.  Interest expense on deposits decreased by $1,360,000 due primarily to maturities of customers’ certificates of deposit and the reinvestment of those funds into certificates paying lower rates of interest.  Also contributing to the decrease in interest expense on deposits were decreases in the rates paid on passbook savings and demand deposit accounts.  Interest expense on FHLB advances increased by $36,000 due to increases in the average outstanding balances of FHLB advances.  Even though the balances of both deposits and FHLB advances increased, the impact on interest expense was moderated by the low interest rate environments, resulting in a lower cost of funds for the Bank.

Provision For Loan Losses

The provision for loan losses for the nine months ended September 30, 2003 was $87,000 compared to $94,000 for the nine months ended September 30, 2002, a decrease of $7,000.  Non-performing assets at September 30, 2003 totaled $2.7 million or 0.55% of total assets and $1.98 million or 0.43% of total assets at September 30, 2002.  The Company had charge-offs totaling $24,000 during the nine month period ended September 30, 2003.  The loan loss allowance at September 30, 2003 was $3.0 million or 0.99% of gross loans, compared with $2.94 million or 0.96% of gross loans at December 31, 2002.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans. Such agencies may require the Bank to provide additions to the allowance based upon judgments that differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the nine months ended September 30, 2003 was $767,000 compared to $701,000 for the nine months ended September 30, 2002, an increase of $66,000.  Other income for the nine months ended September 30, 2003 was $371,000 compared to $301,000 for the nine months ended September 30, 2002, an increase of $70,000. The increase in other income was due to increases in release fees charged on mortgage loans that were paid off.  The number of mortgages being paid off increased significantly due to an acceleration of refinance activity due to the lower interest rate environment.  Also contributing to the increase in other income were insurance commissions earned by the Bank’s service corporation.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2003 was $5.4 million compared to $5.1 million for the nine months ended September 30, 2002, an increase of $325,000. Compensation and benefits expense increased by $24,000 partially due to normal annual salary adjustments for existing bank personnel. Occupancy and equipment expense increased by $70,000 due to higher natural gas prices, increased utility prices for the Bank’s larger northwest suburban branch and additional depreciation expense for the remodeled branch, its furniture and fixtures and new computers installed at all of the Bank’s offices.  Data processing expense increased by $43,000 due to both normal annual adjustments in the Bank’s data processing contract with an outside service bureau and to increases in the number of accounts maintained by the service bureau.  Professional fees increased by $63,000 primarily due to compliance with new regulatory guidelines.  Other operating expense increased by $122,000 due to increases in advertising, office supply and ATM expense incurred primarily in connection with the opening of the relocated northwest suburban branch.  Also contributing to the increase in the expense was the Company’s payment of corporate registration fees to the states of Delaware and Illinois and expenses incurred in connection with real estate owned that was sold during the quarter.

Income Taxes

Income tax expense was $3.3 million for the nine months ended September 30, 2003 compared to $3.0 million for the nine months ended September 30, 2002, an increase of $286,000. The increase in the provision for income taxes was primarily due to an increase in pretax earnings.  The effective tax rate on income for the nine months ended September 30, 2003 was 34.81% compared to an effective tax rate of 33.73% for the nine months ended September 30, 2002.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002

General

Net income for the three months ended September 30, 2003 was $2,228,000 compared to net income of $2,065,000 for the three months ended September 30, 2002, an increase of $163,000.  The increase in net income was attributable primarily to increases in net interest income and noninterest income, partially offset by increases in noninterest expense and the provision for income taxes.  Basic earnings per share for the three months ended September 30, 2003 increased to $0.62 as compared to basic earnings per share of $0.57 for the three months ended September 30, 2002, an increase of 8.77%.  Diluted earnings per share for the three months ended September 30, 2003 increased to $0.60 as compared to diluted earnings per share of $0.56 for the three months ended September 30, 2002, an increase of 7.14%.  The increase in basic and diluted earnings per share was attributable primarily to higher net income.  Also contributing to the increase in basic earnings per share was a decrease in the average shares outstanding.  The Company has additional shares remaining in its current stock repurchase plan, however, because the market price of the stock is in excess of its book value, the Company is not currently repurchasing any of the stock as it would be dilutive to the book value.

Interest Income

Interest income for the three months ended September 30, 2003 was $7,546,000 compared to $7,788,000 for the three months ended September 30, 2002, a decrease of $242,000.  Interest income on loans decreased by $182,000 due to a decrease in the average rate earned on loans receivable.  The decrease in the average rate earned on loans receivable was due to an acceleration of refinance activity attributable to the lower interest rate environment.  Interest income on securities decreased by $180,000 due to calls and maturities of securities being replaced by lower interest earning securities as interest rates declined.  Interest income on mortgage-backed securities declined due to the prepayment of older, higher coupon securities and the subsequent redeployment of the funds received from the prepayments into lower yielding mortgage-backed securities.  Interest income on other interest-earning assets increased by $141,000 due to an increase in the average outstanding balances of FHLB stock.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $2.6 million compared to $3.2 million for the three months ended September 30, 2002, a decrease of $550,000.  The decrease in interest expense was due primarily to a decrease in the average rate paid on interest-bearing liabilities.  Interest expense on deposits decreased by $518,000, due primarily to maturities of customers’ certificates of deposit and the reinvestment of those funds into certificates paying lower rates of interest.  Also contributing to the decrease in interest expense on deposits were decreases in the rates paid on passbook savings and demand deposit accounts.  Interest expense on FHLB advances decreased by $32,000 due to a decrease in the average rate paid on the outstanding balances of FHLB advances.  Even though the balances of both deposits and FHLB advances increased, the impact on interest expense was moderated by the low interest rate environment resulting in a lower cost of funds for the Bank.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2003 was $33,000 and remained consistent with the provision for loan losses for the three months ended September 30, 2002.  The Bank charged off $4,000 in credit card receivables in the three month period ended September 30, 2003.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans.  Such agencies may require the Bank to provide additions to the allowance based upon judgments that differ from those of management.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended September 30, 2003 was $256,000 compared to $233,000 for the three months ended September 30, 2002, an increase of $23,000.  The increase in noninterest income was due primarily to a net gain on the sale of real estate owned, of which $33,000 was booked for the three months ended September 30, 2003.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2003 was $1,685,000 compared to $1,675,000 for the three months ended September 30, 2002, an increase of $10,000.

Compensation and benefits expense decreased by $94,000 due to the full vesting of stock awards granted in May 1998.  The stock awards vested over a five year period and were expensed over the same five year period.  Occupancy and equipment expense increased by $10,000 due to increased utility costs for the Bank’s larger northwest suburban branch and additional depreciation expense primarily for the remodeled branch and its furniture and fixtures.  Data processing expense increased $12,000 due both to normal annual adjustments in the Company’s data processing contract with an outside service bureau and increases in the number of accounts maintained by the service bureau.  Other operating expense increased by $81,000 due to increases in advertising, office supply and ATM expense due to the opening of the relocated northwest suburban branch, increased marketing of the Bank’s products, and an increase in the number of customers utilizing the Bank’s debit card product.  Also contributing to the increase in other operating expense was the Company’s payment of corporate registration fees to the states of Delaware and Illinois and expenses incurred in connection with real estate owned which was sold during the quarter.

Income Taxes

Income tax expense was $1,210,000 for the three months ended September 30, 2003 compared to $1,052,000 for the three months ended September 30, 2002, an increase of $158,000.  The increase in the provision for income taxes was due to an increase in pretax earnings.  The effective tax rate on income for the three months ended September 30, 2003 was 35.19% compared to an effective tax rate of 33.75% for the three months ended September 30, 2002.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, borrowings, and proceeds from principal and interest payments on loans and mortgage-backed securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objective of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Chicago.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $6.5 million and $5.8 million for the nine months ended September 30, 2003 and September 30, 2002 respectively.  Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and mortgage-backed securities, offset by principal collections on loans, proceeds from calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits and FHLB advances partially offset by purchases of treasury stock and the payment of dividends.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.  At September 30, 2003, cash and short-term investments totaled $23.4 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

Commitments

At September 30, 2003, the Company had outstanding commitments to originate loans of $5.9 million, of which $5.7 million had fixed interest rates.  As of the same date, the Company also had construction loans in process of $14.7 million, all of which had floating interest rates based on the prime rate, and $16.7 million in unused lines of credit for home equity loans. Finally, as of September 30, 2003, the Company had $9.2 million in commitments to fund construction loans where a commitment was extended to a potential borrower but was not yet accepted by the borrower.  These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2003 totaled $116.8 million. Management believes, based on past experience that a significant portion of such deposits will remain with the Company.  Based on the foregoing, the Company considers its liquid resources sufficient to meet its outstanding short-term and long-term needs.

The following tables disclose contractual obligations and commercial commitments of the Company as of September 30, 2003 (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

FHLB Advances	$93,759	$2,000	$40,300	$38,459	$13,000

Total Contractual Obligations	$93,759	$2,000	$40,300	$38,459	$13,000

	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Lines of Credit	$16,694	$450	$5,674	$10,570	—

Commitments to Originate Mortgage Loans	5,936	5,936	—	—	—

Construction Loans in Process	14,660	14,660	—	—	—

Letters of Credit	205	153	22	30	—

Total Commercial Commitments	37,495	21,199	5,696	10,600	—

Unexercised Commitments to Extend Credit	9,215	9,215	—	—	—

Total Unexercised Commitments to Extend Credit	$9,215	$9,215	—	—	—

The Company is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At September 30, 2003, the Bank was in compliance with all applicable capital requirements.  See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards.  Statements 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, both of which generally become effective in the quarter beginning July 1, 2003.  Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards do not materially affect the Company’s operating results or financial condition.

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

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other non-certificate accounts. At September 30, 2003, $145.9 million or 47.35% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits, which are generally less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans have terms of 15 years or less or carry adjustable interest rates. Third, the Company has recently used FHLB advances, to extend the term to repricing of its liabilities.  At September 30, 2003, the Company had $49.5 million of fixed rate advances with a remaining term to maturity of three years or more.  The average term to maturity or call of the Company’s fixed rate advances was 2.1 years at September 30, 2003.  Finally, the Company has recently increased its holdings of construction, multi-family, and commercial real estate loans.  These loans generally have shorter terms to maturity than one-to-four family residential loans.

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

On June 30, 2003 and December 31, 2002, the yield on the three-month Treasury bill was below 2.00%.  As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarters ended June 30, 2003 and December 31, 2002.

Presented below, as of June 30, 2003 (most recent available information), and December 31, 2002, is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates up 300 basis points and down 100 basis points, in 100 point increments.  The information presented below is not necessarily representative of the Bank’s estimated interest rate risk at September 30, 2003.

June 30, 2003

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NP V
(Basis Points)	(Dollars in Thousands)

+ 300	$70,238	$(15,415)	(18)%
+ 200	77,510	(8,143)	(10)
+ 100	83,347	(2,306)	(3)
—	85,653	—	—
- 100	83,550	(2,103)	(2)
- 200	—	—	—
- 300	—	—	—

December 31, 2002

Assumed Change In Interest Rates	$ Amount	$ Change in NPV	% Change in NP V
(Basis Points)	(Dollars in Thousands)

+ 300	$66,597	$(15,159)	(19)%
+ 200	73,833	(7,923)	(10)
+ 100	79,531	(2,225)	(3)
—	81,756	—	—
- 100	82,521	765	1
- 200	—	—	—
- 300	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b.              Reports on Form 8-K.  The Company did not file any reports on Form 8-K during the quarter for which this report is filed; however, the Company did furnish to the Commission a Form 8-K on July 30, 2003 containing our press release dated July 28, 2003, which contained our second quarter 2003 earnings information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC.
(Registrant)

By:	/s/Julian E. Kulas
Julian E. Kulas
Principal Executive Officer
November 14, 2003

By:	/s/Harry Kucewicz
Harry Kucewicz
Chief Financial and Accounting Officer
November 14, 2003

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

31	Rule 13a - 14(a) Certifications	31.1
32	Section 1350 Certification	32.1