Form 10-K
period 2003-12-31
FIRST SECURITYFED FINANCIAL CORP
filed 2004-03-30
CIK 1042534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________ .

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
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the act). YES |_| NO |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2003 was $58.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 23, 2004, the Registrant had 4,043,565 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 2003. PART III of Form 10-K - Proxy Statement for 2004 Annual Meeting of Stockholders.

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
  inflation, interest rate, market and monetary fluctuations;
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
  the impact of technological changes;
  changes in consumer spending and saving habits; and
  competition from other financial services companies;
  prevailing real estate values in our market area
  our success at managing the risks involved in the foregoing.

The list of important factors stated above is not exclusive.  We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First SecurityFed or First Security.

i

PART I

Item 1.  Business

General

First SecurityFed is a Delaware corporation that was formed in 1997 by the Bank for the purpose of becoming a savings and loan holding company.  The Company owns all of the outstanding capital stock of the Bank.

As a community-oriented financial institution, First Security seeks to serve the financial needs of communities in its ethnically diverse market area.  We have achieved a significant penetration in our market area by engaging in substantial community service activities and targeting marketing initiatives focused on groups including ethnic communities within our market area.

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

Our Western Avenue office is located on the near northwest side of Chicago in the “Ukrainian Village” community, a middle-income community where the Bank has focused its operations since 1964.  This community is located approximately two and one half miles to the northwest of downtown Chicago and approximately three miles west of Lake Michigan.  The majority of the community’s many businesses are small and local companies.  Residences within the community consist primarily of two- to four-family flats and single family homes although there are also mid-size apartment buildings.  Real estate values within this community have risen sharply over the last ten years as “gentrification” has occurred in much of this community due in part to its proximity to downtown Chicago.

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

Lending Activities

General.     Our principal lending activity is originating for our portfolio fixed and, to a much lesser extent, adjustable rate (“ARM”) mortgage loans secured by one- to four-family residences located primarily in our market area.  First

Security also originates and has recently increased its emphasis on multi-family and commercial real estate, construction, home equity, consumer and other loans in its market area. At December 31, 2003, our net loans receivable totaled $304.0 million.  See “- Originations of Loans.”

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,

	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$169,139	51.63%	$188,449	59.46%	$207,067	68.60%	$212,863	75.32%	$200,201	80.58%
Construction	65,510	20.00	32,486	10.25	23,371	7.74	11,745	4.16	3,800	1.53
Multi-family	24,156	7.37	33,464	10.56	28,659	9.50	19,272	6.82	13,389	5.39
Commercial	46,397	14.16	40,745	12.85	24,546	8.13	20,845	7.38	15,304	6.16
Mixed use (1)	9,020	2.75	11,463	3.62	7,931	2.63	8,972	3.17	9,084	3.65

Total real estate loans	314,222	95.91	306,607	96.74	291,574	96.60	273,697	96.85	241,778	97.31

Consumer loans:
Share loans	2,130	0.65	1,135	0.36	1,004	0.33	1,368	0.48	1,164	0.47
Automobile	—	—	—	—	—	—	—	—	3	0.01
Home equity	10,769	3.29	8,704	2.75	8,847	2.93	7,147	2.53	5,103	2.05
Other	504	0.15	482	0.15	398	0.14	383	0.14	402	0.16

Total consumer loans	13,403	4.09	10,321	3.26	10,249	3.40	8,898	3.15	6,672	2.69

Total loans	327,625	100.00%	316,928	100.00%	301,823	100.0%	282,595	100.00%	248,450	100.00%
Less:
Construction loans in process	18,380		10,227		9,576		2,777		3,467
Deferred fees and discounts	2,236		2,122		1,991		1,803		1,500
Allowance for losses	3,032		2,937		2,806		2,561		2,315

Total loans receivable, net	$303,977		$301,642		$287,450		$275,454		$241,168

_________________
(1)     Mixed use refers to real estate on which the borrower both resides and conducts a business.

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,

	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Fixed-Rate Loans:
One- to four-family	$161,977	49.44%	$183,393	57.86%	$202,753	67.18%	$204,971	72.53%	$193,552	77.90%
Multi-family	22,188	6.77	33,464	10.56	28,659	9.50	19,272	6.82	13,389	5.39
Commercial	20,938	6.39	22,910	7.23	16,615	5.50	15,740	5.57	12,668	5.10
Mixed use(1)	9,021	2.75	11,463	3.62	7,931	2.63	8,972	3.17	9,084	3.66

Consumer	2,634	0.80	1,617	0.51	1,402	0.46	1,751	0.62	1,569	0.63

Total fixed-rate loans	216,758	66.16	252,847	79.78	257,360	85.27	250,706	88.71	230,262	92.68
Adjustable-Rate Loans

One-to-four-family	7,162	2.19	5,056	1.60	4,314	1.43	7,892	2.79	6,649	2.68
Multi-family	1,968	0.60	—	—	—	—	—	—	—	—
Commercial	25,458	7.77	17,835	5.62	7,931	2.63	5,105	1.81	2,636	1.06
Construction	65,510	20.00	32,486	10.25	23,371	7.74	11,745	4.16	3,800	1.53
Home Equity	10,769	3.29	8,704	2.75	8,847	2.93	7,147	2.53	5,103	2.05

Total adjustable- rate loans	110,867	33.84	64,081	20.22	44,463	14.73	31,889	11.29	18,188	7.32

Total loans	327,625	100.00%	316,928	100.00%	301,823	100.00%	282,595	100.00%	248,450	100.00%

Less:
Construction loans in process	18,380		10,227		9,576		2,777		3,467
Deferred fees and discounts	2,236		2,126		1,991		1,803		1,500
Allowance for losses	3,032		2,932		2,806		2,561		2,315

Total loans receivable, net	$303,977		$301,642		$287,450		$275,454		$241,168

_______________
(1)     Mixed use refers to real estate on which the borrower both resides and conducts a business.

The following schedule illustrates the interest rate sensitivity of the Bank’s loan portfolio at December 31, 2003.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the final payment is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to four-family Residential		Multi-family, Construction and Commercial Real Estate		Consumer		Total

Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

(Dollars in thousands)
2004	$3,814	7.89%	$76,711	6.25%	$981	4.29%	$81,506	6.28%
2005 to 2006	11,040	6.33	21,354	8.07	828	4.69	33,222	7.26
2007 and 2008	28,806	5.90	28,337	7.31	825	4.88	57,968	6.63
2009 to 2013	16,312	6.61	2,594	8.25	—	—	18,906	6.83
2014 to 2023	44,457	6.19	9,331	7.20	—	—	53,788	6.26
2024 and
following	64,710	6.82	17,525	7.95	—	—	82,235	6.82

Total	$169,139	6.50	$155,852	6.82	$2,634	4.61	$327,625	6.60

The total amount of loans due after December 31, 2003 that have predetermined interest rates is $257.3 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $16.5 million.

Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans).  At December 31, 2003, based on the above, the Bank’s regulatory loans-to-one borrower limit was approximately $10.3 million.  On the same date, the Bank had no borrowers with outstanding balances in excess of this amount.   As of December 31, 2003, the largest dollar amount

outstanding or committed to be lent to one borrower, or group of related borrowers, was $3.5 million, secured by two commercial buildings in the metropolitan Chicago area.  At December 31, 2003, this loan was performing in accordance with its terms.  As of the same date, there were 47 other lending relationships with carrying values in excess of $1.0 million.

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

One- to Four-Family Residential Real Estate Lending.   The cornerstone of our lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Historically, the Bank focused its residential lending activities on fixed-rate loans with terms of up to 30 years.  In the 1980s, in order to reduce the average term to repricing of its assets, the Bank began to offer 15-year and 10-year fixed-rate loans as well as ARMs (although, as a result of customer preference, the ARM loan volume has been limited).  Substantially all of our one- to four-family residential mortgage originations are secured by properties located in our market area.  All mortgage loans currently originated by the Bank are retained and serviced by it.

We currently offer fixed-rate one-to-four family mortgage loans with maturities from 10 to 30 years.  We also offer fixed-rate balloon products with a 30-year amortization schedule that are due in five years and which, under certain circumstances, may be extended for an additional term of up to five years, as applicable.  As of December 31, 2003, we had $8.6 million of fixed rate loans with original terms of 10 years or less (most of which were three- or five-year balloon loans), $68.9 million of fixed-rate loans with original terms of 10-15 years and $105.9 million of fixed rate loans with original terms of more than 15 years.  See “– Originations of Loans.”

We also originate fixed-rate home equity loans with terms of up to ten years. These loans are written so that the total balance does not exceed the lesser of $50,000 or 80% of the appraised value of the security property when combined with the balance of the first mortgage lien.  At December 31, 2003, we had $2.0 million of home equity loans, all of which are classified in the tabular data as one- to four-family residential loans.

The Bank’s ARM loans carry interest rates that adjust at a margin (generally 250 basis points) over the yield on the One-Year and the Three-Year Average Monthly U.S. Treasury Constant Maturity Indexes (“CMT”).   Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Bank provide for a cap on annual interest rate changes of 200 basis points and a lifetime cap generally of 600 basis points over the initial rate.  Initial interest rates offered on our ARM loans may be approximately 100-150 basis points below the fully indexed rate, although borrowers are qualified at the fully indexed rate.   As a result, the risk of default on these loans may increase as interest rates increase. At December 31, 2003, one- to four-family ARMs totaled $5.1 million or 1.60% of the Bank’s total loan portfolio.

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

Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization.  Our underwriting practices do not comply in every way with those required by most purchasers in the secondary market.  For instance, the Bank, on occasion, will lend to borrowers that have income/debt service ratios below that required by many secondary market purchasers.  In such event, we require that the borrower have other attributes that justify approving a loan, such as a favorable repayment record with the Bank on previous lending relationships, favorable cash flow, a low loan to value ratio or other assets that can be used as additional collateral.  We have found that non-compliance with secondary market standards at the time of origination does not in and of itself cause credit problems, since the Bank has engaged in this type of lending for many years and our overall delinquency experience on these loans has been satisfactory to date.  In addition, these loans, once seasoned, may be saleable on the secondary market.  Furthermore, we have found that these policies and procedures help us maintain and improve our customer relations and the Bank’s reputation in the communities we serve.

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

Multi-family and Commercial Real Estate Lending.    In order to increase the yield and interest rate sensitivity of our loan portfolio and complement residential lending opportunities, we originate permanent multi-family and commercial real estate loans secured by properties in our primary market area.   As a result of the strong economy in our Chicago market area, increased customer demand and an increased emphasis on this lending on our part, we have been able to increase substantially our holdings of these types of loans over the last several years.  At December 31, 2003, we had multi-family loans totaling $24.2 million, or 7.37% of our total loan portfolio, and $55.4 million in commercial and mixed use real estate loans, representing 16.91% of the total loan portfolio.

Our multi-family loan portfolio consists primarily of loans secured by 44 or fewer units.  Our commercial real estate loans are secured primarily by retail stores, small office buildings, store/apartment complexes, taverns and store front offices.

Our multi-family real estate loans generally carry a maximum term of five years and have fixed rates; most of these loans are five-year balloons with a 25-year or more amortization schedule.  These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property.  Most of our commercial real estate loans are five-year balloon loans with fixed rates of interest. Included in our commercial real estate loans are lines of credit with outstanding balances of $25.5 million secured by commercial real estate with floating interest rates tied to the prime rate of interest.  Commercial real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property.

Appraisals on properties securing multi-family and commercial real estate loans in excess of $250,000 are performed by an independent appraiser designated by us at the time the loan is made.  All appraisals on multi-family and commercial real estate loans are reviewed by the loan committee.  In addition, our underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income history and projections for the property.  We obtain personal guarantees on these loans.

At December 31, 2003, our largest multi-family and commercial real estate loan outstanding totaled $2.2 million and was secured by a 24 unit apartment building located in Chicago, Illinois.  The loan was performing in accordance with its terms as of that date.

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

Construction Lending.  We originate construction loans to builders, developers and individuals to finance development of one- to four-family, multi-family and, to a lesser extent, small commercial properties. These loans generally carry interest rates that float with the prime rate of interest and have maturities of one year or less. As a result, they can be valuable asset/liability management tools.

Because of consumer demand in our Chicago market area and our increase emphasis on construction lending, we have been able to increase significantly our construction loan activities over the last several years.

A small portion of the Company’s construction loans are made to individuals for the constructions of their residences. Such loans may be structured to convert to permanent loans at the end of the construction phase. Most of the Company’s other construction loans do not have prearranged takeout financing at the time of commitment and most of the underlying projects do not have tenants or buyers at the time of commitment. This can create a risk that the loan will not be promptly repaid at maturity.

The Bank requires independent appraisals on all construction loans. The maximum loan to value ratio on construction loans is 80% (75% in the case of commercial properties) and disbursements are made in increments as construction progresses and instructions warrant. The Bank requires a personal guarantee from the borrower on its construction loans.

The Bank also makes a limited number of land loans. Such loans are generally limited to 60% of the lesser appraised value or actual cost.

At December 31, 2003, the Bank’s largest construction loan was $3,000,000 (including undisbursed amounts.) On the same day, the Bank had 30 construction loans in excess of $750,000 (including undisbursed amounts.)

Construction lending generally affords us the opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

As of December 31, 2003, the Bank had committed $65.5 million to borrowers for construction loans.  As of this same date, $47.1 million of the committed funds have been disbursed. We intend to continue our emphasis on construction lending in the future.

Consumer Lending.   Management believes that offering consumer loan products helps to expand the Bank’s customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools.  We originate a variety of different types of consumer loans, including home equity lines of credit, and deposit account loans for household and personal purposes.  Due to the tax advantages to the borrower of home equity lines of credit, we have focused our recent consumer lending activities primarily on home equity lines of credit.  At December 31, 2003, consumer loans totaled $13.4 million or 4.09% of total loans outstanding.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  Other than the home equity lines of credit, the Bank’s consumer loans are made at fixed interest rates, with terms of up to five years.

Our home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property.  These loans are written with fixed terms of up to five years and carry interest rates that float with the prime rate of interest.  At December 31, 2003, our home equity lines of credit totaled $10.8 million outstanding, or 3.29% of our total loan portfolio.

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

Our ability to originate loans is dependent upon customer demand for loans in our market and to a lesser extent, customer service and marketing efforts.  Demand is affected by both the local economy and the interest rate environment.  As a result of the strong real estate market in our primary market areas and our emphasis on customer service and community outreach, the Bank has experienced loan growth in recent years.   See “Market Area.”  However, as a result of consumer demand, most recent originations other than construction loans have carried fixed rather than adjustable interest rates.  Under current policy, all loans we originate are retained in our portfolio. See “One- to Four- Family Residential Lending” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Annual Report attached as Exhibit 13 hereto.

As a reflection of our emphasis on customer service, we have not sold loans in the past, but may do so in the future to manage interest rate risk. Servicing of such loans would be retained by us.

The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	(In Thousands)
Originations by type:
Adjustable rate:
- one- to four-family	$75,352	$4,271	$18,288
- multi-family	16,906	—	5,001
- commercial	—	21,756	1,250

Total adjustable rate	92,258	26,027	24,539
Fixed rate:
- one- to four-family	56,130	58,010	72,718
- multi-family	7,877	14,428	13,460
- commercial	11,164	17,468	10,600
- consumer	2,012	3,479	5,721

Total fixed-rate	77,183	93,385	102,499

Total loans originated	169,441	119,412	127,038
Principal repayments	(166,897)	(104,958)	(114,615)
Decrease in other items, net	(209)	(262)	(427)

Net increase	$2,335	$14,192	$11,996

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

The following table sets forth the Bank’s loan delinquencies by type, by amount and by percentage of type at December 31, 2003.

	Loans Delinquent For:						Total Loans Delinquent

	60-89 Days			90 Days and Over			60 Days or More

	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category

	(Dollars in Thousands)
Real Estate:
One- to four-family	9	$840	0.50%	14	$2,215	1.31%	23	$3,055	1.81%

Multi-family	1	89	0.37	1	231	0.96	2	320	1.33

Commercial	3	637	1.37	1	14	0.03	4	651	1.40

Mixed Use	—	—	—	2	285	3.16	2	285	3.16

Consumer	—	—	—	4	4	0.03	4	4	0.03

Total	13	$1,566	0.48%	22	$2,749	0.84%	35	$4,315	1.32%

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

On the basis of management’s review of its assets, at December 31, 2003, it had classified a total of $2.7 million of its loan and other assets as follows:

At December 31, 2003

(In Thousands)
Substandard	$2,616
Doubtful	133
Loss	—

Total	2,749

Our classified assets consist of the non-performing loans referred to below.

Non-Performing Assets.   The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Accrued interest on loans delinquent 90 days or more is credited to an interest reserve account which offsets the amount of capitalized interest in loans receivable.  See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto. Foreclosed assets include assets acquired in settlement of loans.

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$1,511	$876	$433	$680	$—
Commercial real estate	14	219	206	110	—
Mixed Use	209	—	—	235	—

Total	1,734	1,095	639	1,025	—
Accruing loans delinquent 90 days or
more:
One- to four-family	704	876	845	208	934
Multi-family	231	—	—	—	25
Commercial real estate	—	—	259	237	360
Mixed Use	76	77	81	82	—
Consumer	4	10	7	9	8

Total	1,015	963	1,192	536	1,327
Foreclosed assets:
One- to four-family	—	—	—	—	66
Total	—	—	—	—	66

Total non-performing assets	$2,749	$2,058	$1,831	$1,561	$1,393

Total as a percentage of total assets	0.56%	0.44%	0.33%	0.39%	0.37%

For the years ended December 31, 2003 and December 31, 2002, the gross interest income (less additions to the interest reserve) that would have been recorded had the non-accruing loans (and accruing loans delinquent 90 days or more) been current in accordance with their original terms amounted to $224,000 and $231,000, respectively.  No interest income was recognized on non-accruing loans for the years ended December 31, 2003 and December 31, 2002, respectively.

Other Loans of Concern.   In addition to the non-performing assets set forth in the table above, as of December 31, 2003, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in the future inclusion of such items in the non-performing asset categories.

Management considers its non-performing and “of concern” assets in establishing its allowance for loan losses.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Balance at beginning of period	$2,937	$2,806	$2,561	$2,315	$2,069
Charge-offs:
One- to four-family	7	—	—	—	—
Commercial real estate	—	—	42	—	—
Consumer	24	4	—	—	—

	31	4	42	—	—
Recoveries:
Construction or development	—	—	143	—	—
Consumer	6	8	—	—	—

	6	8	143	—	—
Net (charge-offs) recoveries	(25)	4	101	—	—

Additions charged to operations	120	127	144	246	246

Balance at end of period	$3,032	$2,937	$2,806	$2,561	$2,315
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding during the
period	—%	—%	(0.04)%	—%	—%
Ratio of net charge-offs (recoveries) during the
period to average non-performing assets	—%	(0.19)%	(6.96)%	—%	—%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2003			2002			2001			2000				1999

	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category		Percent of Loans in Each Category of Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category of Total Loans

	(Dollars in Thousands)
One-to four- family	$ 676	$ 169,139	54.69%	$ 730	$ 188,449	61.44%	$ 839	$ 207,067	70.85%	$ 872	$ 212,863		76.07%	$ 823	$ 200,201	81.71%
Multi-family	260	24,156	7.81	330	33,464	10.91	172	28,659	9.81	116	19,272		6.89	80	13,389	5.47
Commercial
and mixed use real
estate	605	55,417	17,92	565	52,208	17.02	490	32,477	11.11	473	29,817		10.66	607	24,388	9.95
Construction	1,000	47,130	15.24	765	22,259	7.26	710	13,795	4.72	448	8,968		3.20	33	333	0.14
Consumer	85	13,403	4.34	80	10,321	3.37	76	10,249	3.51	35	8,904		3.18	107	6,680	2.73
Unallocated	406	—	—	467	—	—	519	—	—	617	—		—	665	—	—

Total	$3,032	$ 309,245	100.00%	$2,937	$ 306,701	100.00%	$2,806	$ 292,247	100%	$2,561	$ 279,8	24	100.00%	$2,315	$ 244,991	100.00%

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

Securities Activities

General.       Generally, the investment policy of the Company is to invest funds among categories of investments based upon our asset/liability management policies, investment quality, loan and deposit volume, national and local economic conditions, liquidity needs and performance objectives.   In accordance with our asset/liability

management policy, we have recently focused a significant part of our investment activities on instruments with terms to repricing or maturity of five years or less and municipal securities that are exempt from federal taxes.

Our securities are classified into two categories: held-to-maturity and available-for-sale.  Securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as held-to-maturity are classified as available-for-sale.  At December 31, 2003, we had $105.7 million of securities classified as available-for-sale.  Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of shareholders’ equity.

Mortgage-Backed and Related Securities.   In order to supplement our lending activities and achieve our asset/liability management goals, we invest in mortgage-backed and related securities.  As of December 31, 2003, all of the mortgage-backed and related securities we owned were issued, insured or guaranteed either directly or indirectly by a federal agency or are rated “AAA” by a nationally recognized credit rating agency.  It should be noted, however, that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

Consistent with our asset/liability management strategy, at December 31, 2003, $34.5 million, or 87.22% of our mortgage-backed and related securities were classified available-for-sale.  In addition, on the same date, $7.0 million or 17.73% of our mortgage-backed and related securities carried adjustable rates. At December 31, 2003, all of our mortgage-backed and related securities were pass through securities. For additional information regarding our mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	December 31,

	2003		2002		2001

	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in Thousands)
Mortgage-backed securities
held-to-maturity:
Government National Mortgage Association	$3,728	9.43%	$8,043	32.62%	$13,285	55.64%
Federal National Mortgage Association	317	0.80	1,001	4.06	1,716	7.19
Federal Home Loan Mortgage Association	1,010	2.55	2,836	11.50	2,708	11.34
Collateralized Mortgage Obligations	—	—	—	—	171	0.72

	5,055	12.78	11,880	48.18	17,880	74.89
Mortgage-backed securities
available-for- sale:
Government National Mortgage Association	13,625	34.46	856	3.47	794	3.32
Federal National Mortgage Association	17,530	44.33	9,004	36.51	2,264	9.48
Federal Home Loan Mortgage Association	3,332	8.43	2,920	11.84	2,938	12.31

	34,487	87.22	12,780	51.82	5,996	25.11

Total mortgage-backed securities	$39,542	100.00%	$24,660	100.00%	$23,876	100.00%

The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2003.

	Due in							December 31, 2002

	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Amortized Cost	Carrying Value

	(In Thousands)
Federal Home Loan Mortgage Corporation	$—	$3	$—	$45	$—	$2,923	$1,332	$4,303	$4,342
Federal National Mortgage Association	—	—	4	—	10	11,490	6,161	17,665	17,847
Government National Mortgage Association	—	—	47	—	—	1,958	15,242	17,247	17,353

Total	$—	$3	$51	$45	$10	$16,371	$22,735	$39,215	$39,542

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

The following table shows our mortgage-backed securities purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	(In Thousands)
Purchases:
Adjustable-rate	$1,533	$—	$—
Fixed-rate	33,191	9,417	15,879

Total purchases	34,724	9,417	15,879
Principal repayments	(21,132)	(9,176)	(5,675)
Discount/premium net change	912	500	462
Fair value net change	378	43	184

Net increase (decrease)	$14,882	$784	$10,850

Our holdings of mortgage-backed securities are approximately 8.00% of our total assets.  Since pass-through mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), in the event that the proportion of our assets consisting of mortgage-backed securities increases relative to our loans, our asset yields could be somewhat adversely affected. We will evaluate mortgage-backed securities purchases in the future based on our asset/liability objectives, market conditions and alternative investment opportunities.

Other Securities.   In order to complement our lending and mortgage-backed securities activities, and to increase our holdings of short and intermediate term assets, we invest in liquid investments and in high-quality investments, such as U.S. Treasury and agency obligations.   At December 31, 2003 and December 31, 2002, our other securities portfolio totaled $108.7 million and $87.1 million, respectively.  At December 31, 2003, we did not own any other securities of a single issuer in an amount exceeding 10% of our shareholders equity, other than federal agency obligations.  See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto for additional information regarding our other securities portfolio.

The following table sets forth the composition of our other securities and other earning assets at the dates indicated.

	December 31,

	2003		2002		2001

	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in Thousands)
Securities held-to-maturity:
US government agencies	$9,038	8.31%	$28,474	32.69%	$46,223	51.31%
Municipal bonds	28,525	26.23	28,772	33.04	28,113	31.21

	37,563	34.54	57,246	65.73	74,336	82.52

Securities available-for sale:
US Treasury	346	0.32%	361	0.42%	348	0.39%
US government agencies	48,118	44.25	14,982	17.20	3,078	3.41
Mutual funds	4,014	3.69	3,294	3.78	3,182	3.53
Municipal bonds	18,499	17.01	11,064	12.70	8,737	9.70
Corporate notes	—	—	—	—	260	0.29
Other equity	208	0.19	147	0.17	140	0.16

	71,185	65.46	29,848	34.27	15,745	17.48

Total securities	$108,748	100.00%	$87,094	100.00%	90,081	100.00%

Other earning assets:
Interest-earning deposits with
banks	$3,909	14.84%	$5,631	21.62%	1,423	9.81%
FHLB stock	20,139	76.43	14,788	56.77	12,162	83.80
Federal funds sold	2,300	8.73	5,629	21.61	928	6.39

Total	$26,348	100.00%	$26,048	100.00%	14,513	100.00%

The composition and remaining maturities of our other securities portfolio, excluding mutual funds, other equity securities and Federal Home Loan Bank (“FHLB”) stock, is indicated in the following table.

	December 31, 2003

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 years	Total Securities

	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost		Fair Value

	(Dollars in Thousands)
US Treasury	$—	$—	$257	$—	$257		$346
Federal agency obligations	1,000	1,000	23,638	31,462	57,100		57,362
Municipal bonds	299	1,700	9,503	34,845	46,347		49,215

Total securities	$1,299	$2,700	$33,398	$66,307	$103,704	(1)	$106,924

Weighted average yield	5.79%	3.66%	5.04%	5.08%	5.03%

________________
(1)  Includes $102.9 million of callable securities.

See Note 3 of Notes to the Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto for a discussion of our securities portfolio.

Sources of Funds

General.       The Bank’s primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

Deposits.       We offer deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of passbook savings, NOW, money market and various certificate accounts.  We rely primarily on competitive pricing, customer service and community outreach to attract and retain these deposits.  The Bank’s customers may access their accounts through any of our five offices and six automated teller machines (“ATMs”).    In addition, our customers may access their accounts through several nationwide ATM networks.  The Bank only solicits deposits in its market area and does not currently use brokers to obtain deposits.

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

Management believes that the “core” portion of its regular passbook savings, NOW and money market accounts, which amounted to $139.7 million or 45.08% of total deposits at December 31, 2003, can have a lower cost and be more resistant to interest rate changes (and competing non-depository financial products) than certificate accounts.  We utilize customer service, community outreach and marketing initiatives in an effort to build and maintain the volume of such deposits.  However, there can be no assurance as to whether we will be able to maintain or increase our core deposits in the future.

The table below sets forth the Bank’s deposit flows for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	(Dollars In Thousands)
Opening balance	$290,612	$268,857	$252,662
Deposits	474,596	457,133	439,561
Withdrawals	(461,547)	(443,392)	(434,362)
Interest credited	6,181	8,014	10,996

Ending balance	$309,842	$290,612	$268,857

Net increase (decrease)	19,230	21,755	16,195
Percent increase (decrease)	6.62%	8.09%	6.41%

The following table sets forth the dollar amount of savings deposits in the Bank as of the dates indicated.

	December 31,

	2003		2002		2001

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Passbook Accounts 1.10%	$103,531	33.4%	$100,371	34.5%	$83,963	31.2%
NOW Accounts 0.40%	30,088	9.7	25,233	8.7	23,946	8.9
Money Market Accounts 1.00%	6,073	2.0	5,978	2.1	4,720	1.8

Total Non-Certificates	139,692	45.1	131,582	45.3	112,629	41.9
Certificates:
0.00 - 3.99%	141,231	45.6	127,023	43.7	73,044	27.2
4.00 - 5.99%	20,342	6.6	22,570	7.8	70,067	26.0
6.00 - 7.99%	8,533	2.7	9,395	3.2	13,075	4.9
8.00 - 9.00%	44	—	42	—	42	—

Total Certificates	170,150	54.9	159,030	54.7	156,228	58.1

Total Deposits	$309,842	100.0%	290,612	100.0%	268,857	100.0%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2003.

	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total

	(In Thousands)
1.00 - 1.99%	$84,888	$1,462	$—	$—	$—	$86,350
2.00 - 2.99%	31,221	3,571	1,121	29	—	35,942
3.00 - 3.99%	3,102	691	137	10	14,999	18,939
4.00 - 4.99%	570	130	935	8,268	3,903	13,806
5.00 - 5.99%	455	600	448	5,033	—	6,536
6.00 - 6.99%	3,788	4,716	29	—	—	8,533
7.00 - 7.99%	—	—	—	—	—	—
8.00 - 8.99%	44	—	—	—	—	44

	$124,068	$11,170	$2,670	$13,340	$18,902	$170,150

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

	Maturity

	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

	(In Thousands)
Certificates of deposit less than $100,000	$24,904	$29,469	$31,652	$31,066	$117,091
Certificates of deposit $100,000 or more	13,257	12,930	11,856	15,016	53,059

Total certificates of deposit	$38,161	$42,399	$43,508	$46,082	$170,150

For additional information regarding the composition of our deposits, see Note 7 of the Notes to the Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

Borrowings.       Our other available sources of funds include advances from the FHLB of Chicago and other borrowings.  Our FHLB advances to date have primarily consisted of subsidized borrowings to fund special housing programs. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.   At December 31, 2003, the weighted average term to maturity of our FHLB advances was 40 months.  See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13 hereto.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars In Thousands)
Maximum Balance:
FHLB Advances	$93,951	$94,682	$83,600	$65,850	$46,300
Average Balance:
FHLB Advances	$93,084	$86,904	$68,003	$56,597	$34,607
Weighted average interest rate of FHLB advances during the year	5.00%	5.33%	5.47%	6.03%	5.41%

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

At December 31, 2003, First Security had one wholly owned service corporation, Western Security Service Corporation (“Western” or the “Subsidiary”). Western, an Illinois corporation, was incorporated in November 1977 for the purpose of offering customers and members of the general public credit, life, mortgage and disability insurance.  First Security’s investment in Western was $118,580 as of December 31, 2003.  Western recognized net income of $38,171 during the year ended December 31, 2003 and $26,913 during the year ended December 31, 2002.

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

We also experience competition from online financial service providers.

Regulations — General

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

First Security’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2003, First Security’s lending limit under this restriction was approximately $10.3 million. First Security is in compliance with the loans-to-one-borrower limitation.

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

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation.  Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. Based on the Bank’s most recent semi-annual assessment, as of December 31, 2003, the Bank is classified as well capitalized.

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

Effective January 1, 1997, the premium schedule for Bank Insurance Fund (“BIF”) and SAIF insured institutions ranged from 0 to 27 basis points.  In addition, all BIF and SAIF insured institutions are required to pay a financing corporation assessment in order to fund the interest on bonds issued to resolve the thrift failures in the 1980s.   Prior to January 1, 2000, SAIF members paid approximately 6 basis points for each $100 of domestic deposits.  The assessment was reduced to 2.12 basis points as of January 1, 2000, when BIF insured institutions began to fully participate in the assessment.  As of January 1, 2004, the assessment stood at 1.52 basis points.  These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

The capital regulations require a leverage ratio of 4% of adjusted total assets (as defined by regulation). Tier I capital, used to calculate the leverage ratio, generally includes common stockholders’ equity and retained income and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from Tier I capital for calculating compliance with the requirement. At December 31, 2003, First Security had $61,192 of intangible assets recorded as assets on its financial statements, as a result of its acquisition of assets and assumption of liabilities from the Resolution Trust Corporation in 1994.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.   At December 31, 2003, First SecurityFed had no deductions for non-includable subsidiaries.

At December 31, 2003, First Security had Tier I capital of $68.6 million or 14.1% of adjusted total assets, which is approximately $49.1 million above the minimum requirement of 4% of adjusted total assets in effect on the date.

The capital standards also require Tier I capital equal to at least 4% of risk-weighted assets.

At December 31, 2003, First Security had Tier I capital equal to $68.6 million or 25.7% of risk-weighted assets, which is $37.9 million above the minimum Tier I risk-based capital ratio of 4% in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At December 31, 2003, First Security had $3.0 million of general loss reserves all, of which qualifies as supplementary capital, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital.  Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.  First Security had no such exclusions from capital and assets at December 31, 2003.

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

On December 31, 2003, First Security had total risk-based capital of approximately $71.6 million (including $68.6 million in core capital and $3.0 million in qualifying supplementary capital) and risk-weighted assets of $266.9 million; or total capital equal to 26.8% of risk-weighted assets.  This amount was $50.2 million above the 8% requirement in effect on that date.

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

Liquidity

Prior to the passage of the Financial Regulatory Relief and Economic Efficiency Act of 2000, all savings associations, including First Security, were required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter.  For a discussion of what First Security includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Annual Report attached as Exhibit 13 hereto. This liquid asset ratio requirement would vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.  At the time the rule was in effect, the minimum liquid asset ratio was 4%.

Qualified Thrift Lender Test

All savings associations, including First Security, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2003, First Security met the test and has always met the test since its effectiveness.

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

The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution’s compliance with the CRA.  Due to the heightened attention being given to the CRA in the past few years, First Security may be required to devote additional funds for investment and lending in its local community.  First Security was examined for CRA compliance in June 2003 and received a rating of satisfactory.

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

USA Patriot Act

The USA Patriot Act was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. The Company has established policies, procedures and systems designed to comply with these regulations.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Among the requirements of the Sarbanes-Oxley Act of 2002 are written certifications by our Chief Executive Officer and Chief Financial Officer of our quarterly and annual reports filed with the SEC, as well as disclosures regarding our internal controls and procedures. In response to the Sarbanes-Oxley Act of 2002 and the related regulations, the Company has reviewed its practices, policies and procedures to ensure our ability to comply with the requirements of the Act.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).  At December 31, 2003, First Security was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.  See “-Liquidity.”

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

As a member, First Security is required to purchase and maintain stock in the FHLB of Chicago.  At December 31, 2003, First Security had $20.1 million in FHLB stock, which was in compliance with this requirement.  In past years, First Security has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.50% and were 6.11% for calendar year 2003.  As a result of its holdings, the Bank could borrow up to $402 million from the FHLB.

For the year ended December 31, 2003, dividends paid by the FHLB of Chicago to First Security totaled $1,128,000, which constitutes a $423,000 increase from the amount of dividends received in calendar year 2002.

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

A portion of the Bank’s reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of December 31, 2003, First Security’s excess for tax purposes totaled approximately $2.0 million.

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

Employees

At December 31, 2003, the Company, including its subsidiaries, had a total of 96 employees, including 23 part-time employees.  Our employees are not represented by any collective bargaining group.   Management considers its employee relations to be good.

Executive and Other Officers of the Company Who Are Not Directors

The business experience of each officer who is not also a director is set forth below. Each of the following officers serves until his or her successor is duly elected.

Executive Officers

Harry Kucewicz.  Mr. Kucewicz, age 47, is currently serving as the Treasurer and Chief Financial Officer of both the Company and the Bank.  He began working at the Bank in 1978 as the Controller.  He was elected Treasurer and Chief Financial Officer in 1990.  Mr. Kucewicz is responsible for all of the Company’s and Bank’s financial and accounting functions.

Paul T. Bandriwsky.  Mr. Bandriwsky, age 48, is currently Vice President and Chief Operating Officer of both the Company and the Bank.   He began working at the Bank in 2000 and was appointed to his present capacity at that time.  Mr. Bandriwsky has over 20 years of experience in banking management, lending and real estate.  He is responsible for the day-to-day operations of the Bank’s retail banking branches, human resources and marketing/advertising.

Other Officers

Mary H. Korb.  Ms. Korb, age 56, is currently Vice President of the Company and Vice President — Lending of the Bank.  Ms. Korb supervises all aspects of the Bank’s lending operations, including lending compliance.  Ms. Korb has been with the Bank since 1970, and has served in her present capacity since March 1991.

Irene S. Subota.  Ms. Subota, age 57, currently serves as Vice President of the Company and as Vice President — Savings of the Bank.  Ms. Subota is in charge of all aspects of the Bank’s savings function, including compliance.  Ms. Subota has been employed by the Bank since 1973, and has served in her current position since 1992.

Adrian Hawryliw.  Mr. Hawryliw, age 67, has served as Philadelphia Branch Manager of the Bank since 1994 when the Philadelphia, Pennsylvania branch was acquired from the Resolution Trust Corporation, and is currently a Vice President of the Bank and of the Company.  Mr. Hawryliw is responsible for supervising operations of the Philadelphia, Pennsylvania branch, including business development, retail deposits, real estate lending, accounting and marketing.  He has over 34 years of banking experience in the Philadelphia area, holding various positions including Chief Financial Officer and Vice President/Investments for other area institutions.

Peter Ilnyckyj. Mr. Ilnyckyj, age 35 is currently serving as the Vice President of Investor Relations of both the Company and the Bank. Mr. Ilnyckyj began working at the Bank in 1987 and was elected Vice President in 2002. Mr. Ilnyckyj has also functioned as the Accounting Department Manager since 1994 and oversees the daily accounting duties and OTS Regulatory Reporting.

Item 2. Properties

The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2003.  At December 31, 2003, the Bank’s premises had an aggregate net book value of approximately $3.8 million.

Location	Year Acquired/ Established	Owned or Leased	Net Book Value at December 31, 2003	Deposits

	(In Thousands)
Main Office:
936 North Western Avenue Chicago, Illinois 60622-4695	1964	Owned	$888	$171,711
Branch Offices:
820 N. Western Avenue Chicago, Illinois 60622	1983	Owned	158	3,380
5670 N. Milwaukee Avenue Chicago, Illinois 60646	1993	Owned	840	32,776
7918 Bustleton Avenue Philadelphia, Pennsylvania 19152	1994	Owned	477	81,188
2251 Plum Grove Road Palatine, Illinois 60067	2002	Owned	1,466	20,787

We believe that our current facilities are adequate to meet our present and foreseeable future needs.

The Bank’s depositor and borrower customer files are maintained by an independent data processing company.  The net book value of the data processing and computer equipment utilized by the Bank at December 31, 2003 was approximately $150,400.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information set forth under the caption “Shareholders Information” in the attached 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” in the attached 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis” in the attached 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the attached 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information set forth under the caption “Consolidated Financial Statements” in the attached 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 9A. Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. The Company’s disclosure controls also contain certain elements of its internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, the Chief Financial Officer, the Audit Committee and the Company’s independent auditors also meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information concerning Directors of the Corporation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 2004.

Executive Officers

Information regarding the business experience of the executive officers of the Corporation and the Bank who are not also directors contained in Part I of this Form 10-K is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 2004 is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and information concerning equity compensation plans is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 2004.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 2004 a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to he held in May 2004 a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

The following financial statements are included in this Form 10-K:

1.	Five-Year Summary of Selected Consolidated Financial Data.

2.	Report of Independent Auditors.

3.	Consolidated Balance Sheets at December 31, 2003 and 2002.

4.	Consolidated Statements of Income for the fiscal years ended December 31, 2003, 2002 and 2001.

5.	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2003, 2002 and 2001.

6.	Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2003, 2002 and 2001.

7.	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001.

8.	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits:

See Exhibit Index.

(b) Reports on Form 8-K:

There were no current reports on Form 8-K filed by the Corporation during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC.

By: /s/ Julian E. Kulas

Its: President and Chief Executive officer
Date: March 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julian E. Kulas	/s/ Steve Babyk

Julian E. Kulas	Steve Babyk
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)
Date: March 30, 2004	Date: March 30, 2004

/s/ Lila Maria Bodnar	/s/ Myron Dobrowolsky

Lila Maria Bodnar	Myron Dobrowolsky
Recording Secretary and Director	Director
Date: March 30, 2004	Date: March 30, 2004

/s/ Terry Gawryk	/s/ George Kawka

Terry Gawryk	George Kawka
Secretary and Director	Director
Date: March 30, 2004	Date: March 30, 2004

/s/ Paul Nadzikewycz	/s/ Jaroslav H. Sydorenko

Paul Nadzikewycz	Jaroslav H. Sydorenko
Chairman of the Board	Director
Date: March 30, 2004	Date: March 30, 2004

/s/ Chrysta Wereszczak	/s/ Harry Kucewicz

Chrysta Wereszczak	Harry Kucewicz
Director	Principal Financial and Accounting Officer
Date: March 30, 2004	Date: March 30, 2004

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(a)	Certificate of Incorporation	*
3(b)	By-Laws	**
4	Instruments defining the right of security holders, including debentures	*
10	Executive Compensation Plans and Arrangements
	(a) Employment Agreement between Julian E. Kulas and the Bank.	***
	(b) Change-In-Control Severance Agreement between Harry I. Kucewicz and the Bank	***
	(c) Change-In-Control Severance Agreement between Paul Bandriwsky and the Bank	***
	(d) 1998 Stock Option and Incentive Plan	****
	(e) 1998 Recognition and Retention Plan	****
13	Annual Report to Security Holders	13
14	Code of Ethics	14
21	Subsidiaries of Registrant	21
23	Consent of Independent Auditor	23
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

_____________
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

***  Filed as an Exhibit to the Company's Annual Report on Form 10-K filed on March 31, 2003 (File no. 000-23063) pursuant to Section 12 of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

**** Filed as an Exhibit to the Company's Definitive Proxy Statement on Schedule 14A on March 24, 1998 (File No. 0-23063). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.