Form 10-Q
period 2004-03-31
FIRST SECURITYFED FINANCIAL CORP
filed 2004-05-17
CIK 1042534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2004

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2004
Common Stock, par value $0.01	4,043,565 shares

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$12,464	$7,652
Interest-bearing deposit accounts in other financial institutions	3,080	3,909
Federal funds sold	20,800	2,300
Total cash and cash equivalents	36,344	13,861

Securities available-for-sale	92,701	105,672
Securities held-to-maturity (fair value of $43,541 in 2004 and $45,238 in 2003)	40,809	42,618
Loans receivable, net	302,354	303,977
Federal Home Loan Bank stock, at cost	20,466	20,139
Premises and equipment, net	4,440	4,518
Accrued interest receivable	3,249	3,164
Other assets	160	462

Total assets	$500,523	$494,411

LIABILITIES
Deposits
Non-interest-bearing	$12,772	$12,803
Interest-bearing	301,301	297,039
	314,073	309,842
Advance payments by borrowers for taxes and insurance	1,575	2,662
Advances from Federal Home Loan Bank	93,529	93,644
Accrued interest payable and other liabilities	3,590	2,379
Total liabilities	412,767	408,527

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 8,000,000 shares authorized, 6,408,000 shares issued	64	64
Additional paid-in capital	64,990	64,813
Unearned ESOP shares	(2,894)	(2,967)
Unearned stock awards	(731)	(739)
Treasury stock, at cost; (2,368,937 shares in 2004 and 2003)	(35,752)	(35,752)
Retained earnings	60,886	59,645
Accumulated other comprehensive income	1,193	820

Total shareholders’ equity	87,756	85,884

Total liabilities and shareholders’ equity	$500,523	$494,411

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003
Interest income
Loans	$5,426	$5,769
Securities	1,176	944
Mortgage-backed securities	433	490
Other interest-earning assets and federal funds sold	360	429
Total interest income	7,395	7,632

Interest expense
Deposits	1,358	1,706
Federal Home Loan Bank advances	1,162	1,140
Total interest expense	2,520	2,846
Net interest income	4,875	4,786

Provision for loan losses	33	21

Net interest income after provision for loan losses	4,842	4,765

Noninterest income
Deposit service charges	121	123
Other income	72	144
Total noninterest income	193	267

Noninterest expense
Compensation and benefits	1,077	1,183
Occupancy and equipment	198	190
Data processing	143	130
Professional fees	258	117
Other operating expenses	259	313
Total noninterest expense	1,935	1,933

Income before income taxes	3,100	3,099

Income tax expense	1,171	1,145

Net income	$1,929	$1,954

Earnings per share
Basic	$.52	$.55
Diluted	$.49	$.53

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003

Net income	$1,929	$1,954

Other comprehensive income, net of tax:
Change in unrealized holding gains (losses) on securities available-for-sale	373	4

Comprehensive income	$2,302	$1,958

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

							Accumulated	Total
		Additional	Unearned	Unearned			Other Com-	Share-
	Common	Paid-in	ESOP	Stock	Treasury	Retained	prehensive	holders’
	Stock	Capital	Shares	Awards	Stock	Earnings	Income	Equity

Balance at December 31, 2003	$64	$64,813	$(2,967)	$(739)	$(35,752)	$59,645	$820	$85,884

ESOP shares earned	—	177	73	—	—	—	—	250

Stock awards earned	—	—	—	8	—	—	—	8

Net income	—	—	—	—	—	1,929	—	1,929

Dividends declared ($.17 per share)	—	—	—	—	—	(688)	—	(688)

Change in fair value of securities, net of income taxes and reclassification effects	—	—	—	—	—	—	373	373

Balance at March 31, 2004	$64	$64,990	$(2,894)	$(731)	$(35,752)	$60,886	$1,193	$87,756

See accompanying notes to condensed consolidated financial statements

FIRST SECURITYFED FINANCIAL, INC.
CHICAGO, ILLINOIS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$1,929	$1,954
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	97	84
Amortization of discounts and premiums on securities	196	132
Provision for loan losses	33	21
ESOP compensation expense	250	197
Stock award compensation expense	8	187
Federal Home Loan Bank stock dividend	(327)	(410)
Change in
Deferred loan origination fees	50	50
Accrued interest receivable and other assets	217	(198)
Other liabilities and deferred income taxes	921	(199)
Net cash from operating activities	3,374	1,818

Cash flows from investing activities
Purchase of securities available-for-sale	—	(21,706)
Proceeds from repayment of securities	3,988	3,048
Proceeds from calls and maturities of securities	11,215	9,092
Net change in loans	1,580	1,636
Capital expenditures, net	(15)	(341)
Purchase of Federal Home Loan Stock	—	(4,000)
Net cash from investing activities	16,768	(12,271)
Cash flows from financing activities
Net increase in deposits	4,231	5,785
Net change in advances from Federal Home Loan Bank	(115)	(115)
Net change in advances from borrowers for insurance and taxes	(1,087)	(1,149)
Dividends paid	(688)	(505)
Net cash from financing activities	2,341	4,016

Net change in cash and cash equivalents	22,483	(6,437)

Cash and cash equivalents at beginning of period	13,861	27,817

Cash and cash equivalents at end of period	$36,344	$21,380

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of First SecurityFed Financial, Inc. as of March 31, 2004 and the results of its operations for the three month periods ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003.  The annualized results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the year ended December 31, 2003 included in its Annual Report on Form 10-K.

The December 31, 2003 balance sheet presented herein has been derived from the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE  2 – MERGER OF COMPANY

On January 12, 2004, MB Financial, Inc. (“MB Financial”) and the Company announced their agreement to merge, pursuant to the Agreement and Plan of Merger, dated as of January 9, 2004 (“the Agreement”), between MB Financial and the Company. Pursuant to the Agreement, the Company will be merged with and into MB Financial, with MB Financial as the surviving corporation.  Subject to the allocation provisions of the Agreement, the Company’s shareholders will have the right to elect to receive for each share of the Company’s common stock held, either $35.25 in cash or a number of shares of MB Financial common stock equal to the quotient obtained by dividing $35.25 by the average closing price of MB Financial common stock over the ten-trading day period ending on the second trading day prior to the effective date of the transaction.  The transaction is subject to restructuring as an all-cash transaction at $35.25 per share if the aggregate value of the MB Financial common stock to be issued is less than 40% of the value of the aggregate transaction consideration and MB Financial elects not to increase the number of shares issuable in the transaction.  Subject to any such increase by MB Financial and/or any increase for the Company’s stock options exercised prior to the effective date, the total number of shares of common stock to be issued by MB Financial in the cash and stock transaction has been fixed at 1,996,849.

NOTE  3 – EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the three month periods ended March 31, 2004 and 2003 is presented below:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)

Basic Earnings per common share

Net income attributable to common shareholders	$1,929	$1,954

Total weighted average common shares outstanding	3,745	3,572

Basic earnings per share	$.52	$.55

	2004	2003

Earnings per share assuming dilution

Net income attributable to common shareholders	$1,929	$1,954

Weighted average common shares outstanding	3,745	3,572

Dilutive effect of assumed exercises:
Stock awards	1	3
Stock options	164	141
Weighted average common and dilutive potential common shares outstanding	3,910	3,716

Diluted earnings per share	$.49	$.53

NOTE  4 - CAPITAL REQUIREMENTS

Pursuant to federal regulations, savings institutions must meet two separate capital requirements.  The following is a summary of the Bank’s regulatory capital at March 31, 2004.

	Core	Risk based
	Capital	Capital
	(In thousands)

Regulatory capital	$70,779	$73,844

Minimum capital requirement to be considered adequately capitalized	19,724	23,170

Excess regulatory capital over minimum requirement	$51,055	$50,674

NOTE  5 – STOCK COMPENSATION

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

	2004	2003

Net income as reported	$1,929	$1,954
Deduct: Stock-based compensation expense Determined under fair value based method	15	107
Pro forma net income	1,914	1,847

Basic earnings per share as reported	.52	.55
Pro forma basic earnings per share	.51	.52

Diluted earnings per share as reported	.49	.53
Pro forma diluted earning per share	.49	.50

Item  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger of Company

On January 12, 2004, the Company jointly announced with MB Financial, Inc (Nasdaq: MBFI), parent of MB Financial Bank, that we agreed to merge.  MB Financial, Inc will be the surviving corporation in the transaction valued at $139.2 million, which will be paid through a combination of MB Financial, Inc. common stock and cash.  Completion of the transaction is expected in the second quarter of 2004, pending shareholder, regulatory and other necessary approvals.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets at March 31, 2004 were $500.5 million compared to $494.4 million at December 31, 2003, an increase of $6.1 million. The increase in total assets was due primarily to an increase of $22.5 million in cash and cash equivalents partially offset by decreases of $14.8 million in securities and $1.6 million in loans receivable.

Net loans receivable decreased by $1.6 million from $304.0 million at December 31, 2003 to $302.4 million at March 31, 2004. The decrease was primarily due to $7.7 million in paydowns on construction loans, $18.3 million in paydowns and payoffs on mortgage loans, and net decreases of $684,000 in share loans and $1.2 million in line of credit loans partially offset by disbursements of $11.0 million to fund construction loans as well as the disbursement of $15.3 million to fund mortgage loans.

Securities decreased by $14.8 million from $148.3 million at December 31, 2003 to $133.5 million at March 31, 2004. The decrease was primarily due to paydowns of $4.0 million on mortgage-backed securities and calls and maturities of $11.2 million in agency and municipal securities partially offset by a $373,000 increase in unrealized holding gains on securities available-for-sale.

Cash and cash equivalents increased by $22.4 million from $13.9 million at December 31, 2003 to $36.3 million at March 31, 2004.  The increase in cash and cash equivalents was primarily attributable to paydowns on mortgage backed securities, an increase in deposits and calls of agency securities.  A majority of the calls of agency securities occurred in the latter half of March 2004.  The funds were subsequently redeployed into agency and municipal securities in April 2004.

Non-performing assets at March 31, 2004 totaled $4.2 million or 0.84% of assets compared to $2.7 million or 0.56% of assets at December 31, 2003.  The loan loss allowance as of March 31, 2004 was $3.1 million or 1.00% of gross loans, compared with $3.0 million at December 31, 2003, or 0.98% of gross loans.

Total liabilities at March 31, 2004 were $412.8 million compared to $408.5 million at December 31, 2003, an increase of $4.3 million. The increase in liabilities was due primarily to increases of

$4.3 million in deposits and $1.2 million in accrued interest payable and other liabilities,  partially offset by decreases of $1.1 million in advance payments by borrowers for taxes and insurance and $115,000 in Federal Home Loan Bank advances.

Deposits increased due to increased marketing efforts, competitive rates paid by the Bank on its deposit products, and a seventeen month certificate of deposit special offered by the Bank during the first quarter of 2004.

Advance payments by borrowers for taxes and insurance decreased due to the payment of the first installment of real estate taxes during the quarter.

Advances from Federal Home Loan Bank decreased due to principal repayments of approximately $38,000 per month on an amortizing advance.

Accrued interest payable and other liabilities increased by $1.2 million due to the exercise of stock options in December 2003 resulting in a lower tax liability at December 31, 2003 in combination with the accrual for taxes payable made during the quarter ended March 31, 2004.  The taxes were paid to the various taxing authorities in April 2004.

 Shareholders’ equity at March 31, 2004 was $87.8 million compared to $85.9 million at December 31, 2003, an increase of $1.9 million. The increase in equity was due primarily to net income of $1.9 million, the vesting of ESOP shares and a $373,000 increase in accumulated other comprehensive income due to an increase in the fair value of securities available-for-sale partially offset by the declaration of a $688,000 cash dividend on common stock.  The dividend was paid to shareholders in April 2004.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and  2003

General

Net income for the three months ended March 31, 2004 was $1,929,000 compared to net income of $1,954,000 for the three months ended March 31, 2003, a decrease of  $25,000. The decrease in net income was due to a decrease in noninterest income partially offset by an increase in net interest income.  Basic earnings per share for the three months ended March 31, 2004 decreased to $0.52 as compared to basic earnings per share of $0.55 for the three months ended March 31, 2003.  Diluted earnings per share for the three months ended March 31, 2004 decreased to $0.49 as compared to diluted earnings per share of $0.53 for the three months ended March 31, 2003.  The decrease in basic and diluted earnings per share was primarily attributable to an increase in the weighted average shares outstanding due to vesting of ESOP shares.  Also contributing to the decrease in basic and diluted earnings per share was a decrease in net income.

Interest Income

Interest income for the three months ended March 31, 2004 was $7.4 million compared to $7.6 million for the three months ended March 31, 2003, a decrease of $200,000.  Interest income on loans decreased by $343,000 due to a decrease in the average rate earned on loans receivable from 7.67% for the three months ended March 31,2003 to 7.16% for the three months ended March 31, 2004.  Interest income on securities increased by $232,000 due to an increase in the average outstanding balances of the Company’s securities portfolio.  Interest income on mortgage-backed securities decreased by $57,000 due to the prevailing lower interest rate environment, which caused an increase in principal prepayments on these securities.  Interest income on other interest earning assets and federal funds sold decreased by $69,000 due to a decrease in the yield earned on federal funds sold and a special stock dividend paid by the Federal Home Loan Bank in 2003.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $2.5 million compared to $2.8 million for the three months ended March 31, 2003, a decrease of $300,000.  The decrease in interest expense was due primarily to a decrease in the average interest rate paid on interest-bearing liabilities.

Interest expense on deposits decreased by $348,000 due primarily to maturities of customer’s certificates of deposit and the reinvestment of those funds into certificates paying lower rates of interest.  Further contributing to the decrease in interest expense were decreases in the average interest rates paid on money market accounts, NOW accounts and passbook savings accounts.   Interest expense on Federal Home Loan Bank advances increased by $22,000 due to increases in the balances of Federal Home Loan Bank advances.  Even though the balances of both deposits and Federal Home Loan Bank advances increased, the impact on interest expense was moderated by the low interest rate environment.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2004 was $33,000 compared to $21,000 for the three months ended March 31, 2003, an increase of $12,000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments and real estate values in the Bank’s market area as well as changes in the composition of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans.  Such agencies may require the Bank to provide additions to the allowance based upon judgments that differ from those of management.  Additions were made in 2004 to the loan loss provision due to increases in nonperforming assets and in the outstanding balances of construction loans.  The outstanding balance of construction loans increased by $3.3 million.  Since these types of loans expose the Bank to a higher degree of risk, additional loan loss provisions were made.  Although management believes the allowance for loan losses reflected probable incurred losses on existing loans at March 31, 2004, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 was $193,000 compared to $267,000 for the three months ended March 31, 2003, a decrease of $74,000.  The decrease in noninterest income was due primarily to a $72,000 decrease in other income from $144,000 for the three months ended March 31, 2003 to $72,000 for the three months ended March 31, 2004. The decrease was due to a reduction in the number of payoffs of construction loans prior to maturity resulting in lower fee income.  Also contributing to the decrease in other income was a reduction in rental income on two properties owned by the Bank due to the vacating of the properties by the tenants.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2004 was $1,935,000 compared to noninterest expense of $1,933,000 for the three months ended March 31, 2003, an increase of $2,000.  Compensation and benefits expense decreased by $106,000 primarily due to a $180,000 reduction in stock award expense partially offset by an increase in ESOP expense resulting from an increase in the Company’s stock price and due to normal annual salary adjustments for existing Bank personnel.  Professional fees increased by $141,000 due to the additional expense incurred in connection with the Company’s pending merger with MB Financial.    Other expense decreased by $54,000 primarily due to decreases in advertising, office supply and promotional expense all of which were higher in 2003 due to the opening of the Bank’s relocated northwest suburban branch.  Data processing expense increased by $13,000 due to normal annual adjustments in the Company’s data processing contract with an outside service bureau and increases in the number of accounts maintained by the service bureau.

Income Taxes

Income tax expense was $1,171,000 for the three months ended March 31, 2004 compared to $1,145,000 for the three months ended March 31, 2003, an increase of $26,000.  The effective tax rate on income for the three months ended March 31, 2004 was 37.77% compared to an effective tax rate of 36.95% for the three months ended March 31, 2003.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. First Security generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. First Security adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on liquid and other assets, (iv) management’s analysis of current economic conditions, and (v) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration. If First Security requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Chicago.  Additional borrowings with the FHLB may require additional collateral to be pledged to the FHLB.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities were $3.4 million and $1.8 million for the three months ended March 31, 2004 and March 31, 2003 respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of municipal agency and mortgage-backed securities, the purchase of FHLB stock, offset by principal collections on loans, proceeds from calls, maturities and sales of securities and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of increases in net deposits, offset by the payment of dividends.

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and short-term investments totaled $36.3 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale and FHLB advances as a source of funds.

Critical Accounting Policies

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, net of recoveries.  Management estimates the allowance balance required using past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Loan losses are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan term is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, residential construction, and consumer loans and an individual basis for other loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Management recognizes a certain level of imprecision exists in the manner in which the allowance for loan losses is calculated, owing to intangible factors which cannot be quantified for inclusion in a formula.

Commitments

At March 31, 2004, the Company had outstanding commitments to originate loans of $3.5 million, of which $3.2 million had fixed interest rates. As of the same date, the Company had construction loans in process of $18.8 million, all of which had floating interest rates based on the prime rate and $17.7 million in unused lines of credit for home equity loans.  Finally, as of March 31, 2004, the Company had $21.7 million in commitments to fund construction loans where a commitment was extended to a potential borrower but was not yet accepted by the borrower.  These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB advances.

Certificates of deposit which are scheduled to mature in one year or less from March 31, 2004 totaled $116.9 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, the Company considers its liquid resources sufficient to meet its outstanding short-term and long-term needs.

The following tables disclose contractual obligations and commercial commitments of the Company as of March 31, 2004:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
FHLB Advances	$93,529	$16,000	$37,680	$28,849	$11,000

Total contractual obligations	$93,529	$16,000	$37,680	$28,849	$11,000

	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In Thousands)
Lines of Credit	$17,736	$950	$5,024	$11,762	—

Mortgage Loans	3,494	3,494	—	—	—

Construction Loans	18,797	18,797	—	—	—

Letters of Credit	140	140	—	—	—

Commitments to fund construction loans	21,701	21,701	—	—	—

Total commercial commitments	61,868	45,082	5,024	11,762	—

The Company is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At March 31, 2004, the Company was in compliance with all applicable capital requirements. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

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

Safe Harbor Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation  Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe, expect, intend, anticipate, estimate, project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; the legislative/regulatory situation; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; prevailing real estate values; the possibility that some of the Company’s senior officers may retire in the near term; demographic changes; deposit flows; competition; demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

New Accounting Pronouncements

Recently-Issued Accounting Standards – In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105 “Application of Accounting Principles to Loan Commitments”.  This SAB related to Financial Accounting Standards Board (FASB) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” for valuing loan commitments, considered to be derivatives, on mortgage loans that will be sold. This SAB is effective for commitments entered into after April 1, 2004.  The adoption did not have a material impact on the financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In an attempt to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. The Board of Directors reviews at least quarterly the Company’s interest rate risk position and profitability. The Board of Directors also reviews the Company’s portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Company’s objectives in the most effective manner. In addition, the Board reviews on a quarterly basis the Company’s asset/liability position, including simulations of the effect of various interest rate scenarios on the Company’s capital and earnings.

In managing its asset/liability mix, the Company, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, often places more emphasis on managing short term net interest margin than on more closely matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

The Board has taken a number of steps to manage the Company’s vulnerability to changes in interest rates. First, the Company has long used community outreach, customer service and marketing efforts to increase the Company’s passbook and other  non-certificate accounts. At March 31, 2004, $139.4 million or 44.37% of the Company’s deposits consisted of passbook, NOW and money market accounts. The Company believes that these accounts represent “core” deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts.  Second, while the Company continues to originate 30 year fixed rate residential loans for portfolio as a result of consumer demand, an increasing proportion of the Company’s residential loans have terms of 15 years or less or carry adjustable interest rates.  Third, the Company continues to use FHLB advances, to extend the term to repricing of its liabilities. At March 31, 2004, the Company had $ 37.85 million of fixed rate advances with a remaining term to maturity of three years or more. The average term to maturity or call of the Company’s fixed rate advances was 1.9 years at March 31, 2004.  Finally, the Company has recently increased its holdings of construction, multi-family and commercial real estate loans. These loans generally have shorter terms to maturity than one-to-four family residential loans.

Management utilizes the net portfolio value (“NPV”) analysis to quantify interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts.  The analysis estimates how the Bank’s net portfolio value responds to changes in interest rates. The current interest rate scenarios used in the NPV analysis assume an instantaneous and sustained parallel shift in the Treasury yield curve of plus and minus 100, 200, and 300 basis points in 100 basis point increments.  On December 31, 2003, the yield on the three-month Treasury bill was below 2.00%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2003.

Presented below, as of December 31, 2003 (most recent available information), is an analysis of the Bank’s estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates as indicated.

Assumed Change		$ Change in	% Change in
In Interest Rates	$ Amount	NPV	NP V
(Basis Points)	(Dollars in Thousands)

+ 300	$67,378	$(23,531)	(26% )
+ 200	77,680	(13,229)	(15)
+ 100	86,536	(4,373)	(5)
—	90,909	—	—
- 100	91,326	417	0

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

Part II        Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities

None. In addition, there were no stock repurchases during the quarter.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits – See insert A next page

	3(a)	Certificate of Incorporation	*
	3(b)	By-Laws	**
	4	Instruments defining the right of security holders, including debentures	*
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	31.1
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	31.2
	32.1	Statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

*         Filed as an Exhibit to the Company’s Form S-1 Registration Statement filed on July 21, 1997 (File No. 333-31739) pursuant to Section 5 of the Securities Act of 1933.  All of such previously filed documents are hereby incorporated hereing by reference in accordance with Item 601 of Regulation S-K.

**               Filed as an Exhibit to the Company’s Form 10-Q Quarterly report filed on November 15,1999 (File No. 000-23063) pursuant to Section 12 of the Securities Exchange Act of 1934.  All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

b.	Reports on Form 8-K. The Company filed three reports on Form 8-K during the quarter for which this report is filed. The reports on Form 8-K were as follows:
i) On January 12, 2004, the Company reported its agreement to merge with MB Financial Inc., the parent company of MB Financial Bank. The agreement was dated January 9, 2004.

ii) On February 17, 2004, the Company’s report to the Commission contained our press release dated February 17, 2004, which contained our net income and earnings information for the year ended Decemver 31, 2003.

iii) On March 19, 2004, the Company reported that our Annual Meeting of Stockholders was scheduled for May 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITYFED FINANCIAL, INC.
(Registrant)

By: /s/Julian E. Kulas
Julian E. Kulas
Principal Executive Officer
May 15, 2004

By: /s/Harry Kucewicz
Harry Kucewicz
Chief Financial and Accounting Officer
May 15, 2004

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference To Prior Filing or Exhibit Number Attached Hereto

31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	31.1
31	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	31.2
32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1